Form 10-K
period 1996-02-23
BPI PACKAGING TECHNOLOGIES INC
filed 1996-06-07
CIK 866751

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 23, 1996
                         COMMISSION FILE NUMBER 0-19561

                        BPI PACKAGING TECHNOLOGIES, INC.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)


                   DELAWARE                          04-2997486
                --------------                     --------------
        (State or other jurisdiction              (I.R.S. employer
       of incorporation or organization)         identification no.)


             455 SOMERSET AVENUE, NORTH DIGHTON, MASSACHUSETTS   02764
             ---------------------------------------------------------
            (Address of principal executive offices)         (Zip code)

                                 (508) 824-8636
               --------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS
                                 --------------
                          Common Stock, $.01 par value
              Series A Convertible Preferred Stock, $.01 par value
                Class B Redeemable Common Stock Purchase Warrants

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 60 days.    Yes X      No  .
                                                ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
            ---

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the bid and ask prices of the Common Stock and Series A Convertible Preferred Stock as reported by NASDAQ/NMS on June 3, 1996 was approximately $37,080,816 for the Common Stock and $1,267,622 for the Series A Convertible Preferred Stock. As of June 3, 1996,13,393,359 shares of Common Stock, $.01 par value per share, were outstanding and 372,146 shares of Series A Convertible Preferred Stock, $.01 par value per share, were outstanding.

================================================================================




                                     PART I

ITEM 1.  BUSINESS

GENERAL

     BPI Packaging Technologies, Inc. (the "Company") is a specialty packaging and in-store advertising and promotion company that develops, manufactures, markets and sells plastic bags and advertising and promotion products to grocery, convenience, retail and drug store chains. The Company manufactures traditional plastic grocery carryout bags of "T-shirt sack" design commonly used at the checkout counter and plastic T-shirt carryout bags in proprietary, value added dispensing systems for use in the produce section of the supermarket and the checkout counters in convenience, retail, and drug store chains. The Company's T-shirt carryout bags are manufactured in a new, state-of-the-art plant which utilizes some of the world's most advanced and highest quality printing, extrusion and bag making equipment. The Company's investment in state-of-the-art manufacturing equipment and computer controlled process technology, allows it to be a lower cost and high quality producer in the T-shirt bag market.

     The Company's strategy is to (i) integrate its proprietary bag products and proprietary in-store advertising and promotion products in grocery, convenience, retail and drug store chains, and (ii) replace the lower margin traditional plastic grocery carryout bag with higher margin proprietary bag and in-store advertising and promotion products. Total sales for the year ended February 23, 1996 ("Fiscal 1996") were $28.8 million, of which $7.1 million was attributed to sales of proprietary bag products, an increase of 29% over a year earlier. Management believes, based on existing trends, that proprietary bag products will show a substantially stronger performance in Fiscal 1997.

     During the period June 1991 to May 1996, the Company acquired and brought online approximately $36 million of new, state-of-the-art extrusion, printing and bag making equipment in its Dighton, Massachusetts facility and developed and acquired patented and proprietary bag and in-store advertising and promotion products. The Company's proprietary bag and in-store advertising and promotion products are uniquely positioned in the market which has limited direct competition. The Company's present manufacturing capacity will support estimated sales of $40 to $50 million annually. The Company currently has outstanding commitments of $2.4 million that have been entered into to complete the planned increase in capacity within the next six months to support estimated sales of $50 to $60 million annually. All capacity estimates are based upon certain assumptions regarding pricing, manufacturing efficiencies and product mix. Management's goal is to have the capacity fully utilized by the end of Fiscal 1998 with higher margin proprietary bag products.

     Potential sales for the Company's in-store advertising and promotion products, Floor Focus Ad-Tile(TM) and Produce Profit Builder(TM) are directly related to market penetration and are not constrained by manufacturing capacity. Developing the capability to penetrate the in-store advertising and promotion market requires an investment in sales and marketing infrastructure, but management expects that this capital investment will be significantly less than the investment required to support equivalent sales of bag products. Management's goal of integrating proprietary bag products and proprietary in-store advertising and promotion products is expected to create in the future, new market opportunities and reduce the capital requirements necessary to support growth.

     The Company competes in the $731 million annual market (based on 1994 industry information) for traditional plastic grocery carryout T-shirt bags. This market is highly competitive and margins have remained low for several years. Management's goal is to substantially reduce sales from this market by the end of Fiscal 1998 and concentrate on the markets for its higher margin proprietary T-shirt bag products (estimated at $384 million annually in 1994) and its in-store advertising and promotion products for the supermarket and convenience store markets (which are currently estimated by management at approximately $600 million annually).

     The Company has recently entered the in-store advertising and promotion market with two new products: (1) Product Profit Builder(TM), which incorporates the Company's established proprietary FRESH-SAC(R) T-shirt produce bag, which is used by approximately 3,000 supermarkets, into a new in-store advertising and promotion vehicle for supermarkets, and (2) the new patented Floor Focus Ad-Tile(TM) system, which is a semi-permanent floor tile which contains full color advertising messages manufactured into it and is installed in the floor in strategic locations throughout the store. Market Media, Inc., a wholly owned subsidiary, has entered into a contract with Winn-Dixie Stores, Inc., of Florida, the fifth largest grocery chain in the U.S., to install its patented Floor Focus Ad-Tile(TM) advertising product in all of the 1,178 Winn-Dixie supermarkets. The objective of the Produce Profit Builder program and Floor Focus Ad-Tile(TM) is to increase sales in-store at the point of purchase. In the first quarter of Fiscal 1997, the rollout began for the first Winn-Dixie Division (109 stores of which 10 stores will be control stores) with national brand advertisers which include Nestle, Campbell Soup, Hebrew National, and H.J. Heinz.

HISTORY

     The Company's predecessor, Beresford Packaging, Inc. ("Beresford-U.S."), was organized as a wholly owned subsidiary of Beresford Packaging, Inc. a Canadian corporation that was subsequently amalgamated into Beresford Box Company Limited ("Beresford -Canada") in February 1988 to acquire certain assets and assume certain liabilities of Surrey Industries, Inc., an unaffiliated entity, which manufactured traditional high molecular weight, high density polyethylene ("HMWPE") plastic bags. The Company was organized as a Delaware corporation in May 1990 and in August 1990 Beresford-U.S. merged into the Company. In February 1993, the stockholders and directors of the Company approved the name change of the Company from BPI Environmental, Inc. to BPI Packaging Technologies, Inc. The Company operates four wholly owned subsidiaries: RC America, Inc., which purchases surplus inventory from manufacturers of consumer products and markets and sells the products to mass merchandise retailers and other retail chains; BPI Packaging (UK) Limited, which markets and sells the Company's products in Europe; Market Media, Inc., which sells and markets in-store advertising promotion programs; and BPI Packaging, Inc., which was established to purchase, sell and market plastic bag products manufactured by another bag manufacturer. Unless otherwise indicated, the term "Company" includes BPI Packaging Technologies, Inc., its predecessor Beresford-U.S., and its four subsidiaries.

PRODUCTS AND MARKETS

     FRESH-SAC(R) T-shirt produce bag is a thin, high clarity, high molecular weight, high density ("HMWPE") produce bag manufactured from a patent pending plastic developed by the Company and sold in a patented dispensing mechanism. The product is presently sold to approximately 3,000 supermarkets directly and through distributors. In 1994, it was estimated that there were 32,500 supermarkets in the United States, which represents an annual market potential for this product of an estimated $264 million. The Company has no direct competition in this market, but has indirect competition from the traditional produce bag on a roll. In this section, direct competition refers to competition from identical products, and indirect competition refers to products which are not identical, but which could be substituted for the Company's product.

     HANDI-SAC(TM) is a T-shirt bag sold in a patented dispensing mechanism. The system allows the retailer to effectively store and dispense T-shirt bags in a limited space, which is important to drug, convenience and hardware stores. The marketing program for this product began in Fiscal 1995 and at the end of the first quarter of Fiscal 1997, the product is being sold to approximately 6,900 convenience, drug and hardware stores. The annual market potential for HANDI-SAC(TM) in the 93,000 convenience store industry is estimated at approximately $120 million. The sales and marketing program is accelerating for this product. The Company has no direct competition in this market, but has indirect competition from paper bags and the T-shirt bag on a roll manufactured by Sonoco Products Company ("Sonoco"). The principal competition in this market is paper bags, which have the largest share of the market and cost approximately two to three times the price of HANDI-SAC(TM).

     TRADITIONAL GROCERY T-SHIRT BAG is classified as a non-proprietary product although the Company owns an issued patent on this product. The bags are manufactured using HMWPE plastic resin and are sold to grocery, convenience, drug and retail chains.

     The $731 million annual market in 1994 for T-shirt bags has developed over the past ten years primarily because the T-shirt bag has been approximately one-half to one-quarter the price of kraft paper bags over the period and the T-shirt bag has been a less expensive alternative to paper and plastic merchandise bags. Plastic T-shirt bags have an estimated 75% marketshare of the supermarket industry. This market is highly competitive. The Company's competitors include divisions of large multinational companies (e.g., Tenneco, Inc. ("Tenneco") and Sonoco) and, to a lesser extent, other specialty bag manufacturers. The Company believes that Sonoco and Tenneco are, respectively, the leading manufacturers of HMWPE and LLDPE T-shirt grocery bags. (Mobil Oil Corporation ("Mobil") recently exited the grocery T-shirt sack market and sold this business to Tenneco.) There are significant barriers to entry into the market due to the significant capital requirements (management estimates that it presently requires a capital investment of approximately $10 million for each one billion bags of manufacturing capacity, exclusive of real estate costs, start-up costs and working capital requirements).

     IN-STORE ADVERTISING AND PROMOTION PRODUCTS are the Floor Focus Ad-Tile(TM), an in-floor advertising system, and the Produce Profit Builder(TM), which consists of the (i) Floor Focus Ad-Tile(TM), (ii) the FRESH-SAC(R) T-shirt sack produce bag in a patented dispensing system, and (iii) the patent pending Fresh Focus Cartridge Talker(TM), an attachment to the patented dispensing system, which is utilized as an advertising and promotion vehicle and coupon dispensing mechanism. The patented Floor Focus Ad-Tile(TM) system has full-color advertising messages manufactured into a tile which is then installed in the floor in strategic locations throughout the store with the objective of increasing brand sales at the point of purchase. Floor Focus Ad-Tile(TM) is a semi-permanent installation that withstands heavy traffic, yet is easily replaced when the message changes.

     Market Media, Inc. ("Market Media"), a wholly-owned subsidiary, was organized in the first quarter of Fiscal 1996 to develop in-store advertising and promotion products, which are to be marketed with the FRESH-SAC(R) produce bag. Subsequently, the Floor Focus Ad-Tile(TM) product was acquired.

     In the second quarter of Fiscal 1996, Market Media entered into a contract with Winn-Dixie Stores, Inc. of Florida to install its Floor Focus Ad-Tile(TM) advertising product in all of the 1,178 Winn-Dixie supermarkets. In the first quarter of Fiscal 1997, the rollout began for the first Winn-Dixie Division (109 stores of which ten stores will be control stores) with national brand advertisers which include Nestle, Campbell Soup, Hebrew National, and H.J. Heinz. Initial advertising contracts total approximately $100,000 with individual contracts from one to three advertising cycles (4 to 12 weeks).

     Under the contract, Market Media is responsible for the sale of Floor Focus Ad-Tile(TM) advertising to consumer package goods advertisers in the 1,178 Winn-Dixie supermarkets. Management estimates that the sale of Floor Focus Ad-Tile(TM) at Winn-Dixie Stores, Inc. could result in annual sales of up to $14.7 million when the rollout is complete in mid 1997, assuming all Floor Focus Ad-Tile(TM) locations are fully utilized at current advertising rates.

     Market Media's new Floor Focus Ad-Tile(TM), for the supermarket, convenience store and non-food retail store industries, has the potential of creating new in-store advertising and promotion markets, which management estimates at approximately $600 million annually.

     Market Media's Floor Focus Ad-Tile(TM), under the Winn-Dixie contract, is located in the dry goods sections of the supermarket, and it is anticipated that any competitive products will be directed at this market. While Market Media is marketing the Floor Focus Ad-Tile(TM) to the dry goods section of the supermarket, the Company plans to market Floor Focus Ad-Tile(TM) to the produce department as an element of its Produce Profit Builder program.

     The  Company's  Produce  Profit  Builder has three  elements:  FRESH-SAC(R)
T-shirt produce bag, Fresh Focus Cartridge Talker(TM), and Floor Focus Ad-Tile(TM). All three products create a marketing program for the produce department of the supermarket and have the objective of increasing produce sales.

     The Produce Profit Builder program provides a platform for the Company to potentially reach its goal of capturing a 60% marketshare of the 1994 $264 million annual potential market for the FRESH-SAC(R) T-shirt produce bag by replacing the produce bag on a roll with FRESH-SAC(R). FRESH-SAC(R) is now sold to approximately 3,000 supermarkets. In the context of the Produce Profit Builder program, FRESH-SAC(R) becomes an important component of a marketing program that can increase store profits. This marketing program has been well received, and in-store market tests have been successful in Canada and are planned to begin at several leading U.S. grocery chains in the second quarter of Fiscal 1997.

     Floor Focus Ad-Tile(TM) marked the Company's entry into the in-store advertising and promotion market. The Produce Profit Builder program is also the platform to launch a second proprietary product, Fresh Focus Cartridge Talker(TM), into this market.

     3M has entered the floor tile advertising market with a "decal" that is attached to the existing floor tile surface and is regarded as an indirect competitor of Floor Focus Ad-Tile(TM). 3M is classified as an indirect competitor because its decal advertising message is attached to the surface of the floor tile rather than having the advertising message manufactured into the floor tile similar to the Floor Focus Ad-Tile(TM).

     Traditional in-store advertising and promotion markets are estimated at approximately $500 million in 1995 and the major companies are Heritage Media Corporation and Catalina Marketing Corporation, both of which offer in-store advertising and promotional products which are not related to the floor tile or the FRESH-SAC(R) produce bag dispensing systems.


RC AMERICA, INC.

     The Company, through its RC America, Inc. subsidiary, purchases surplus finished goods inventories from manufacturers of consumer products and markets and sells the products to mass merchandise retailers and other retail chains and distributors. RC America, Inc. purchases and sells these products both in the United States and overseas.

COMPETITION

     The plastic bag and the in-store advertising and promotion industries are highly competitive. In the plastic bag industry, the Company's competitors include divisions of large multinational companies (e.g. Tenneco and Sonoco) and to a lesser extent, other specialty bag manufacturers. The Company believes that Sonoco and Tenneco are, respectively, the leading manufacturers of HMWPE and linear low density polyethylene ("LLDPE") T-shirt grocery bags. (Mobil recently exited the grocery T-shirt sack market and sold this business to Tenneco.) There are significant barriers to entry into the plastic bag market due to the significant capital requirements (management estimates that it presently requires a capital investment of approximately $10 million for each one billion bags of manufacturing capacity, exclusive of real estate costs, start-up costs and working capital requirements).

     The Company's in-store advertising and promotion products compete in the same markets that are dominated by Heritage Media Corporation and Catalina
Marketing Corporation, both of which offer in-store advertising and promotion products which are not related to the floor tile or the FRESH-SAC(R) produce bag dispensing systems. Consequently, the Company anticipates much of its competition will come from larger, well-capitalized businesses which have significantly greater financial and other resources than the Company. Accordingly, no assurance can be given that the Company will be able to compete successfully with any of these companies or achieve a greater market share than it currently possesses. The Company competes in the plastic bag and in-store advertising and promotion industries by (i) developing and marketing what it believes are innovative plastic bags and in-store advertising and promotion products, (ii) filing for patent protection in the United States and numerous foreign countries for its proprietary products, (iii) using state-of-the-art manufacturing equipment in an effort to increase productivity and lower costs, and (iv) integrating its proprietary bag and in-store advertising and promotion products to create barriers to market entry for manufacturers of plastic bags, which do not have in-store advertising and promotion products, and to create barriers to market entry for in-store advertising and promotion companies that do not manufacture plastic bags.

PROPRIETARY PROCESSES, PATENTS AND OTHER RIGHTS

     PATENT STRATEGY

     The Company's strategy is to, first, be a low cost producer in each of its markets, and second, to develop patentable, proprietary products in order to differentiate its products in the marketplace.

     The Company has developed a patent position in the T-shirt bag and in-store advertising markets. The Company owns a patent issued in 1989 for its T-shirt carryout bag and patents for its HANDI-SAC(TM) and FRESH-SAC(R) dispensing systems and has patents pending on several other T-shirt bag and in-store advertising products. The Company also has an exclusive worldwide license for the patented Floor Focus Ad-Tile(TM) system.

     In 1993, the Company was issued a United States patent for the dispensing system used in conjunction with its FRESH-SAC(R) product and other T-shirt sack products and has filed patent applications for the dispensing system in 20 foreign countries. The Company has filed patent applications in the United States and approximately 14 foreign countries for the FRESH-SAC(R) HMWPE material, and was notified that this patent has been issued in a foreign country. The Company has also filed patent applications in the United States for its RAPID-SACTM product and for its RACK 'N SACKTM product, a new dispensing system for T-shirt sacks for non-food retail markets. The Company has filed a United States patent application for its Fresh Focus Cartridge Talker(TM). For Fiscal 1996, the Company spent approximately $61,000 for patent activities, including applications, legal fees and related costs. No assurance can be given that any of these patents will be granted or that the patents currently owned by the Company and any patents that may be granted in the future will be enforceable or provide the Company with meaningful protection from competitors. Even if a competitor's products were to infringe patents owned by the Company, it could be costly for the Company to enforce its rights in an infringement action and would divert funds and resources otherwise used in the Company's operations. Furthermore, no assurance can be given that the Company would be successful in enforcing such rights. No assurance can be given that any of the Company's patent applications will be allowed, or if allowed, will provide the Company with any advantage against competitors selling similar products. Similarly, no assurance can be given that the Company's products will not infringe patents or rights of others. The Company has a registered trademark in the United States for FRESH-SAC(R).

     The Company has developed a number of proprietary manufacturing methods and processes utilized in the manufacture of its products, including processes that utilize greater percentages of recycled plastic materials in plastic bags, and produce strong, thin, high clarity and traditional HMWPE bags using less plastic. The Company relies on and employs various methods to protect the concepts, ideas, and documentation for these manufacturing methods such as patents and confidentiality agreements with its employees. However, such methods may not afford sufficient protection and no assurance can be given that others will not independently develop such know-how or obtain access to the Company's know-how, concepts, ideas and documentation.

     The Company owns patents in the United States and Canada relating to the methods for making a pack of plastic T-shirt sacks which permits the individual sacks to be mounted on a handle-supported dispensing rack system and to be easily separated and dispensed from the pack utilizing a central "pull tab." Sonoco also owns a patent relating to the methods for holding plastic bags in a metal rack. In 1990, Sonoco indicated its intent to seek licenses under a broadened reissue patent from all manufacturers of plastic bags which utilize a particular method for holding plastic bags in a metal rack. Sonoco has commenced litigation against several plastic bag manufacturers other than the Company. The United States District Court for the Central District of California entered summary judgment in February 1994 for the defendants in a suit relating to alleged patent infringement by the defendants. The court declared Sonoco's three reissue claims to be invalid. It is expected that Sonoco will appeal this judgment. Subsequent to this decision, the Company filed suit against Sonoco alleging infringement of the Company's patent by Sonoco. In the first quarter of Fiscal 1997, the patent infringement suit against Sonoco and Sonoco counterclaims against the Company were dismissed by mutual agreement of the parties.

     If Sonoco was to appeal the February 1994 judgment which declared Sonoco's three reissue claims invalid, and have that judgment reversed, Sonoco could institute a patent infringment suit against the Company. If Sonoco was to institute and succeed in any infringement claim. If Sonoco was to institute and succeed in any infringement claim against the Company, Sonoco might be able to prevent the future use, sale and manufacture of certain of the Company's products using certain racking systems, or alternatively, might require the Company to pay Sonoco a license fee for the use of this technology. Either outcome could have a material adverse effect on the Company's business. Infringement of any patent may also render the Company liable to purchasers and end-users of the infringing product. The Sonoco patent applies to the traditional grocery T-shirt sack and does not apply to the Company's proprietary HANDI-SAC(TM) and FRESH-SAC(R) bag products.

     Mobil owns a reissue patent that relates to avoiding stress concentration and preventing the tearing of plastic bags. This reissue patent originally was to expire in 1996. Due to a change in U.S. patent law, the reissue patent is now extended until 1998. On December 4, 1995, Mobil instituted an infringement claim against the Company. The Company intends to vigorously defend this suit. However, if Mobil was to succeed in this or any infringement claim against the Company, Mobil might be able to prevent the future use, sale and manufacture of the Company's grocery T-shirt sacks and similar products which might be found to infringe the patent, or alternatively, might require the Company to pay Mobil a license fee for the prior and future use of this technology. Either outcome could have a material adverse effect on the Company's business. The Mobil patent applies to the traditional grocery T-shirt sack and does not apply to the Company's proprietary HANDI-SAC(TM) and FRESH-SAC(R) bag products. See "LEGAL PROCEEDINGS."

     No assurance can be given that the Company's products will not infringe patents or rights of others. The Company could incur substantial costs in defending itself in any patent litigation.

MANUFACTURING

     All of the Company's plastics products are manufactured in its Dighton, Massachusetts facility. The HMWPE resin is delivered to the Company by rail car, where it is brought into the facility to be heated and blown into a thin film on blown film extrusion lines. The film is cooled and wound on large rolls and printed with the customer's information using non-toxic inks. The film is then cut into bags, reviewed by quality control inspectors, boxed, and shipped to customers. The Company retains customer design ink plates for future use and has an art department which assists in graphic design for the bags.

     The Company's manufacturing equipment consists of blown film extrusion lines, printing presses and bag making machines. The Company anticipates further increases in manufacturing capacity in the Dighton facility during the next six
(6) months from its present manufacturing capacity of approximately 2.5 to 3.3 billion bags to manufacturing capacity of approximately 4.0 to 4.8 billion bags. All capacity estimates are based upon certain assumptions regarding pricing, manufacturing efficiencies and product mix.

RAW MATERIALS

     HMWPE resin comprises the principal raw material in the Company's products, the principal component of which is ethylene, a derivative of natural gas. HMWPE resin is currently available from several sources, but is being produced at over 90% of industry capacity utilization. During the past fiscal year, as in some prior fiscal years, resin prices fluctuated significantly, which trend the Company expects will continue. Although the Company currently purchases the additives used in the production of its FRESH-SAC(R) products from a single source, it believes that alternate sources would be available, if the current manufacturer were to cease production. In such event, however, the Company may experience delays in obtaining the additives, which could result in temporary delays in FRESH-SAC(R) production. To date, the Company has not experienced any shortages of raw materials.

BACKLOG

     The Company's backlog of firm orders at May 31, 1996, was $ 912,265 as compared to $743,727 at May 22, 1995. The Company generally sells products on an individual purchase order to regular customers rather than under annual contracts on a scheduled delivery basis. Accordingly, backlog may fluctuate significantly and may not be an accurate indicator of general business trends.

SEASONALITY

     Management of the Company does not believe that the Company's business is seasonal. However, general demand for the traditional T-shirt sack decreases in the first calendar quarter of each year because demand for non-food retail bags is significantly less in this period.

MAJOR CUSTOMERS

     For the fiscal year ended February 23, 1996, Shaw's Supermarkets, Inc. and Duro Bag Manufacturing Company accounted for 15% and 10% of the Company's sales, respectively. The loss of either of these customers could have a material adverse effect on the Company's business. Although Shaw's Supermarkets, Inc. continues to purchase certain proprietary products from the Company, the Company is currently not the sole supplier to Shaw's of the traditional grocery T-shirt sack. As a result, the Company currently does not expect that Shaw's will be a more than 10% customer for Fiscal 1997.

EMPLOYEES

     As of May 31, 1996, the Company had 196 full-time employees, including its five executive officers, of whom nine are employed in general and administrative activities, 17 are involved in sales and marketing, and 170 are involved in production. None of the Company's employees are represented by a union. At May 15, 1995, the Company had approximately 186 full-time employees. Management considers its relations with employees to be satisfactory.

ITEM 2.  FACILITIES

     The Company maintains its principal executive offices and manufacturing operations in a 124,000 square foot facility in Dighton, Massachusetts. The premises are leased from an unaffiliated landlord under a lease which expires on December 31, 2007 at a monthly rent of $30,636 and effective August 1, 1997, and thereafter to be adjusted based on certain indices. The Company is responsible for payment of real estate taxes, which are approximately $42,000 per year, and maintenance. The Company has an option to extend the lease for a seven year period at the expiration of the lease.

ITEM 3.  LEGAL PROCEEDINGS

     On December 4, 1995, Mobil Oil Corporation ("Mobil") filed suit against the Company in the U.S. District Court for the District of Delaware, Civil Action No. 95-737. Mobil also named Inteplast Corporation and Integrated Bagging Systems Corporation as defendants in this matter. Mobil has alleged that the Company has infringed on Mobil's rights under U.S. Patent No. Re. 34,019 (the "Patent"), regarding the manufacture of plastic carrying bags known as "T-shirt bags." Mobil is seeking injunctive relief prohibiting the Company from selling products which allegedly infringe on the Patent, money damages to compensate Mobil for the Company's alleged infringement, interest, attorney's fees and costs. The Company intends to vigorously defend this lawsuit. The Mobil patent applies to the traditional grocery t-shirt sack and does not apply to the Company's proprietary HANDI-SAC(TM) and FRESH-SAC(R) bag products.

     In May 1994, the Company and IBS filed a patent infringement suit against Sonoco Products Company and Demoulas Supermarkets, Inc. of Massachusetts in the United States District Court of Massachusetts. The suit and all counterclaims were dismissed by mutual agreement of the parties in the first quarter of Fiscal 1997.

     The Company is involved in several other pending legal proceedings which the Company does not consider to be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 23, 1996, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on the National Association of Securities Dealers Automated Quotation National Market System ("NASDAQ/NMS") since October 12, 1992. Prior to October 12, 1992, the Company's Common Stock was traded on the over-the-counter market through the National Association of Securities Dealers Automated Quotation System ("NASDAQ").

     As of June 3, 1996, the Company had 245 holders of record of its Common Stock and 43 stockholders of record for its Series A Convertible Preferred Stock. Management believes that there are approximately 4,500 to 5,000 beneficial owners of the Company's Common Stock and Series A Convertible Preferred Stock.

     For the fiscal quarters reported below, the following table sets forth the range of high and low sale quotations for the Common Stock for the relevant periods as reported by NASDAQ/NMS. Such quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.


                                                                       High Sale                 Low Sale
                                                                       ---------                 --------
COMMON STOCK

 Fiscal Year 1995
     First Quarter .......................................             $ 6.125                   $ 4.625
     Second Quarter ......................................             $ 5.125                   $ 3.50
     Third Quarter .......................................             $ 4.875                   $ 3.875
     Fourth Quarter ......................................             $ 4.5625                  $ 2.563

 Fiscal Year 1996
    First Quarter ........................................             $ 4.875                   $ 3.50
    Second Quarter........................................             $ 4.00                    $ 2.875
    Third Quarter ........................................             $ 3.00                    $ 1.875
    Fourth Quarter........................................             $ 2.50                    $ 1.25

 Fiscal Year 1997
    First Quarter .......................................              $4.25                     $1.375
    Second Quarter (through June 3, 1996)................              $4.00                     $2.75

- - ----------
(1) The Company's Common Stock traded on NASDAQ through October 9, 1992 and commenced trading on NASDAQ's National Market System ("NMS") on October 12, 1992. In addition, the Company's Class B Common Stock Purchase Warrants also trade on NASDAQ's NMS and the Series A Preferred Stock trades on NASDAQ.

DIVIDENDS

     The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate the payment of cash dividends on its Common Stock in the foreseeable future. It is expected that any earnings which may be generated from operations, after payment of dividends on the Company's Series A, B and C classes of Preferred Stock, will be used to finance the growth of the Company. Dividends on each of these classes of Preferred Stock are non-cumulative.

ITEM 6.  SELECTED FINANCIAL DATA

     The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. See "SALE OF SECURITIES" for $3.3 million equity funding in first quarter of Fiscal 1997 (ended May 24, 1996).



                                                                                    Years Ended
                                                 -----------------------------------------------------------------------------------
                                                 February 23,     February 24,      February 25,      February 26,     February 28,
                                                    1996             1995              1994              1993             1992
                                                 ------------     ------------      ------------      ------------     ------------
STATEMENT OF
OPERATIONS DATA:

Net sales .....................................  $28,839,954      $25,254,645       $16,754,056       $16,734,796      $13,843,870
Cost of goods sold ............................   26,161,723       19,879,041        12,831,497        14,271,717       12,933,659
                                                 -----------      -----------       ------------      -----------      -----------
Gross profit ..................................    2,678,231        5,375,604         3,922,559         2,463,079          910,211
Selling, general and administrative expense ...    6,370,956        5,029,832         3,746,227         3,837,148        2,951,384
Restructuring charge...........................        --               --                --            5,059,618            --
Income (loss) from  operations ................   (3,692,725)         345,772           176,332        (6,433,687)      (2,041,173)
Interest and other expense ....................      817,420          280,445           166,843           260,085          458,399
Other income ..................................        --              77,104             --                --               --
Non-recurring charge ..........................        --            (989,917)            --                --               --
Income (loss) before minority interest and
  extraordinary items .........................   (4,510,145)        (847,486)            9,489        (6,693,772)      (2,499,572)
Minority interest in net (income) loss of
  consol. subsidiaries.........................        --               --              (10,092)           12,100            --
Net loss ......................................   (4,510,145)        (847,486)             (603)       (6,681,672)      (2,499,572)
Loss per share.................................         (.38)            (.08)             0.00             (1.04)            (.57)
Weighted average shares outstanding............   11,756,532       10,670,040         8,523,580         6,414,020        4,385,901

- - -------------------



                                                      At               At                At                At               At
                                                 February 23,     February 24,      February 25,      February 26,     February 28,
                                                     1996             1995              1994             1993              1992
                                                     ----             ----              ----             ----              ----

BALANCE SHEET DATA:

Total assets ..........................      $ 35,277,975       $ 35,341,925      $ 25,222,929      $ 19,782,729       $ 19,381,404
Long term obligations .................      $  5,441,057       $  4,495,692      $  2,183,939      $    961,719       $  1,840,680
Redeemable preferred
  stock ...............................      $    183,369       $    183,369      $    183,369      $    183,369       $    366,738
Working capital (deficit) .............      $ (2,767,867)      $  3,909,634      $  2,048,842      $ (3,091,420)      $ (4,189,130)
Stockholders' equity ..................      $ 19,768,971       $ 24,048,204      $ 17,618,729      $ 11,168,156       $  8,390,185


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

         For the year ended February 23, 1996 ("Fiscal 1996"), the Company had sales of $28,839,954 as compared to sales of $25,254,645 for the year ended February 24, 1995 ("Fiscal 1995"), an increase of 14.2%.

         The Company's core bag and film business (manufacture, sale and marketing of traditional plastic grocery carryout bags and proprietary plastic carryout bags of "T-shirt sack" design and plastic film products) increased significantly during Fiscal 1996. Sales of the Company's core products of bags and film were $26,439,203 in Fiscal 1996 compared to $18,894,246 in Fiscal 1995, an increase of 40%.

         Sales of the Company's proprietary bag products (FRESH-SAC(R) T-shirt sack produce bag, HANDI-SACTM and MAXI-SACTM ) were $7,126,576 in Fiscal 1996 compared to sales of $5,545,054 in Fiscal 1995, an increase of 28.5%. Sales of traditional products increased to $17,026,788 in Fiscal 1996 from $11,485,949 in Fiscal 1995, an increase of 48.2%. Sales of plastic film products were $2,285,839 in Fiscal 1996 compared to $1,863,243 in Fiscal 1995, an increase of 22.7%. BPI Packaging, Inc.'s sales of products purchased from Integrated Bagging Systems Corporation were $416,255 in Fiscal 1996 compared to sales of $2,148,539 in Fiscal 1995, a decrease of 80.6%. Due to the pricing structure and poor margins on these products, the Company did not allocate sales and marketing resources to BPI Packaging, Inc. RC America, Inc.'s sales were $1,984,496 in Fiscal 1996 compared to $4,211,860 in Fiscal 1995, a decrease of 52.9%. RC America, Inc's. sales may fluctuate significantly from year to year due to the nature of its business and the timing of transactions.

     In Fiscal 1996, cost of goods sold was $26,161,723 or 90.7% of sales, as compared to cost of goods sold in Fiscal 1995 of $19,879,041, or 78.8% of sales. The increase in cost of goods sold as a percentage of sales was due primarily to an increase in material costs relative to the selling prices of the Company's products. Several factors contributed to this result: (i) in the third quarter of Fiscal 1996, a proprietary bag program to which the Company had allocated more than 25% of its manufacturing capacity was cancelled by a major retail chain. The manufacturing capacity released by the program cancellation was partially replaced with lower margin traditional grocery T-shirt sacks which have higher material costs compared to proprietary products as a percentage of the selling price; (ii) the material cost component of inventory was revalued downward because of declining raw material prices. Inventories increased during a time of rising raw material prices and were at relatively high levels at the end of the fiscal year resulting in a significant revaluation caused primarily by a decline in raw material prices; and (iii) in Fiscal 1996, sales of traditional products increased by 48.2% compared to an increase in sales of proprietary products of 28.5% resulting in an unfavorable product mix which had higher material costs relative to selling prices.

     Selling, general and administrative expense for Fiscal 1996 was $6,370,956 or 22.1% of sales as compared to selling, general and administrative expense of $5,029,832 in Fiscal 1995, or 19.9% of sales. The increase in expense and increase as a percentage of sales relates to sales and marketing personnel hired in late Fiscal 1995 and in Fiscal 1996 to expand the Company's sales and marketing activities into bag and film markets not previously serviced by the Company. Sales and marketing costs related to the start up of Market Media, Inc. of $585,687 and an additional loss on the disposition of the Taunton plant assets of $140,504 both contributed to the increase in expense.

         The operating loss of $3,692,725 in 1996 as compared to a profit of $345,772 in 1995 was caused primarily by the increase of cost of goods sold as a percentage of sales due primarily to an increase in material costs relative to the selling prices of the Company's products and an increase in selling, general and administrative expense.

         Fiscal 1996 interest expense increased to $865,206 or 3.0% of net sales as compared to $316,813 in Fiscal 1995, or 1.3% of net sales. The increase in interest expense was due to increased borrowing activity related to purchases of equipment and increased credit line activity.

         In Fiscal 1996, the Company realized interest income of $47,786 as compared to interest income of $36,368 in Fiscal 1995. In Fiscal 1995, the Company also recognized other income of $77,104 in connection with a favorable settlement of a vendor liability.

         The net loss of $4,510,145 in 1996 as compared to a loss of $847,486 in 1995 was caused primarily by an increase in cost of goods sold, an increase in selling, general and administrative expense and an increase in interest expense. The loss in 1995 included a non-recurring charge of $989,917 from the sale of assets associated with its former Taunton manufacturing plant.

         The Company incurred a loss of $.38 per share in Fiscal 1996 as compared to a loss of $.08 per share in Fiscal 1995.

         Operating profits (loss) for the various business segments are as follows:

                                                    Fiscal 1996     Fiscal 1995
                                                    -----------     -----------

Proprietary, traditional and film products .....    ($1,695,855)    $ 1,436,178

RC America, Inc. ...............................         51,328         342,725

BPI Packaging, Inc. ............................         54,505             725

Market Media, Inc. .............................       (585,687)              0

Unallocated corporate overhead .................     (1,517,016)     (1,433,856)
                                                     ----------      ----------

Operating profit (loss) ........................    ($3,692,725)    $   345,772

Interest expense, net ..........................       (817,420)       (280,445)

Other income ...................................              0          77,104

Non-recurring charge ...........................              0        (989,917)
                                                      ---------        --------

Net loss .......................................    ($4,510,145)    ($  847,486)
                                                    ===========     ===========




FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

         For the year ended February 24, 1995 ("Fiscal 1995"), the Company had sales of $25,254,645 as compared to sales of $16,754,056 for the year ended February 25, 1994 ("Fiscal 1994"), an increase of 50.7%.

         Sales of the Company's proprietary bag products (FRESH-SAC(R) T-shirt sack produce bag, HANDI-SACTM and MAXI-SACTM ) were $5,545,054 in Fiscal 1995 compared to sales of $4,914,123 in Fiscal 1994, an increase of 12.8%. Sales of traditional products increased to $11,485,949 in Fiscal 1995 from $9,067,634 in Fiscal 1994, an increase of 26.7%. Sales of FRESH-SAC(R) and other plastic film products were $1,863,243 in Fiscal 1995 compared to $415,613 in Fiscal 1994, an increase of 348.3%. BPI Packaging, Inc.'s sales of products purchased from Integrated Bagging Systems Corporation was $2,148,539 in Fiscal 1995 compared to sales of $1,189,923 in Fiscal 1994, an increase of 80.6%. RC America, Inc.'s sales were $4,211,860 in Fiscal 1995 compared to $1,166,763 in Fiscal 1994, an increase of 261%.

         In Fiscal 1995, cost of goods sold was $19,879,041 or 78.7% of sales, as compared to cost of goods sold in Fiscal 1994 of $12,831,497, or 76.6% of sales. The increase in cost of goods sold as a percentage of net sales was due in part to increasing resin costs, which increased dramatically during the last six months of calendar year 1994 due to increased demand, temporary shortages due to flooding and other natural disasters, and other factors. In addition, competitive price pressures drove down the sale price of certain of the Company's products, particularly during the first three quarters of Fiscal 1995. Raw material prices have remained relatively stable since early 1995 and selling prices for bag products have continued to increase. In the third quarter of Fiscal 1995, the Company installed new bag manufacturing equipment which increased its bag manufacturing capacity approximately 43% to approximately 2.5 billion bags annually. In the fourth quarter of Fiscal 1995, bag production increased approximately 37% over the third quarter, as the additional bag manufacturing capacity began to be utilized. This increased bag production in the fourth quarter offset the negative impact of increased raw materials costs and caused the gross margins to improve from the first nine months of Fiscal 1995. The gross margins increased from 19% for the first nine months of Fiscal 1995 to 27% in the last quarter of Fiscal 1995. Based on selling price trends and raw material trends experienced in the first quarter of Fiscal 1996, management expects that the trends realized in the fourth quarter of Fiscal 1995 will continue into Fiscal 1996.

         Selling, general and administrative expense for Fiscal 1995 was $5,029,832 or 19.9% of sales as compared to selling, general and administrative expense of $3,746,227 in Fiscal 1994, or 22.3% of sales. During Fiscal 1995, the Company hired several senior sales and marketing personnel to expand the Company's sales and marketing activities in Canada, Europe and in new plastic bag and film markets not previously serviced by the Company. In addition, the variable expense of freight increased as sales increased, and the variable expense of depreciation for in-store assets increased as the customer base expanded.

         Income from operations was $345,772 in Fiscal 1995 compared to $176,332 in Fiscal 1994, an increase of $169,440 or 96%. The increase in income from operations was primarily the result of increased revenues and decreased selling, general and administrative costs as a percentage of sales.

         Fiscal 1995 interest expense increased to $316,813 or 1.25% of net sales as compared to $252,244 in Fiscal 1994, or 1.5% of net sales. This increase in interest expense in absolute dollars was due to increased lending activities as the Company's bank and equipment leasing lines expanded as well as increases in the prime rate of lending.

         In Fiscal 1995, the Company realized interest income of $36,368 as compared to interest income of $85,401 in Fiscal 1994. This decrease in interest income was due to a default under a note receivable from the sale of the Taunton plant in January 1993. In Fiscal 1995, the Company also recognized other income of $77,104 in connection with a favorable settlement of a vendor liability.

         In Fiscal 1993, the Company sold its Taunton plant to another plastic bag manufacturer. In connection with the sale, the Company took back a note and assumed certain other liabilities. In April 1995, certain assets securing the Taunton plant note receivable were sold at public auction and the proceeds were used to reduce the balance of the note. As a result of the auction, the Company incurred a non-recurring charge of $989,917 resulting from the establishment of a reserve against the remaining balance of the note of $1,174,917.

         As a result of this non-recurring charge, the Company incurred a loss of $847,486 in Fiscal 1995, compared to a loss of $603 in Fiscal 1994. Due to the non-recurring charge, the Company incurred a loss per share of $.08 per share in Fiscal 1995 as compared to $.00 in Fiscal 1994.

         In Fiscal 1995, proprietary, traditional and film products had an operating profit of $1,436,178; RC America, Inc.'s operating profit was $342,725 and BPI Packaging, Inc. had an operating profit of $725. The segmented operating results are before unallocated corporate overhead of $1,433,856, interest expense net of $280,445, other income of $77,104 and a non-recurring charge of $989,917. Segmented operating profit was not reported in Fiscal 1994, and therefore, comparative results are not available.

LIQUIDITY AND CAPITAL RESOURCES

         Since its initial public offering in October 1990, the Company has generated funds to finance its activities through both public sales and private placements of its securities, as well as bank loans, equipment lease financing and cash from operations.

         BANK LOANS

         The Company has a $5,000,000 revolving line of credit with its commercial bank that is secured by accounts receivable and inventory. Borrowings under the line of credit are subject to 80% of qualifying accounts receivable and 50% of qualifying inventories (up to a maximum inventory loan of $2,500,000), less the aggregate amount utilized under all commercial and standby letters of credit and bank acceptances. The line of credit bears interest at the bank's rate plus 1% (9.25% at February 23, 1996), and provides for a 1/8th of 1% unused line fee and is subject to renewal annually. At February 23, 1996, the balance under the Line of Credit was $3,752,604, which was the maximum availability under the Line of Credit.

         The terms of the Line of Credit were modified by an amendment dated March 1, 1996, which reduced the line to $4,000,000 and increased the interest rate to the bank's prime rate plus 2.5%. Borrowings under the Line of Credit secured by qualifying inventories are to be reduced in monthly decrements between March 1996 and August 1996, from 50% and a maximum of $2,500,000 to 35% and a maximum of $1,500,000. The amendment includes certain financial covenants that the Company must maintain, including debt service coverage, capital base and debt to equity covenants. See "SALE OF SECURITIES" for $3.3 million equity funding in first quarter of Fiscal 1997 (ended May 24, 1996).

         Management believes that its current bank line of credit together with anticipated cash from operations will be sufficient to fund the Company's current operations. However, the Company intends to refinance its current bank lines of credit secured by accounts receivable and inventory and obtain new secured lines of credit with higher lending limits to support anticipated growth. No assurance can be given that such refinancing will be successful.

         SALES OF SECURITIES

         From March 1994 through August 1994, the Company completed Regulation S offerings and Regulation D offerings to accredited investors under Rule 506 of the Securities Act of 1933, as amended, in which it sold an aggregate of 626,470 shares of Common Stock and received net proceeds of $2,134,755. As of May 1, 1996, 1,214,110 Class A Warrants have been exercised and the Company has received net proceeds of $4.5 million. The Class A Warrants expired on June 16, 1995. The Company may raise additional financing through the sale of equity or debt securities to pay for all or part of the planned increase in capacity at the Dighton facility during the next six months as well as to increase general working capital. The Company has no commitments for such financing, and no assurance can be given that additional financings will be successfully completed or that such financing will be available on terms favorable to the Company, if at all.

         During the first quarter of Fiscal 1997, the Company received additional equity funding through the sale of Common Stock from a Regulation S and a Regulation D offering, and the exercise of underwriters warrants. The Company received net proceeds of $3,297,113 from the sale of an aggregate of 1,558,100 shares of Common Stock and 100,000 shares of Series A Preferred Stock. The proceeds were used for general corporate purposes and the reduction of bank debt.

         EQUIPMENT AND LEASE FINANCING

         From March 1994 through February 1996, the Company acquired through purchase or lease approximately $16 million in additional equipment to increase manufacturing capacity and efficiency and to expand the Company's product line. This equipment was financed from the sale of equity securities and from equipment lease financing and bank loans.

         The Company currently has outstanding commitments to purchase an additional $2.4 million in state-of-the-art extrusion, printing and bag making equipment all of which the Company expects to purchase and install in Fiscal 1997. Management intends to finance the purchase of the new equipment primarily through equipment lease financing. No assurance can be given that the Company will be able to obtain new equipment financing through banks or equipment lessors.

          DISPOSITION OF TAUNTON ASSETS

         At February 24, 1995, Plasco East Partnership, a Massachusetts general partnership of corporations ("Plasco") owed the Company $1,824,917 for manufacturing equipment it sold or subleased to Plasco. A reserve of $989,917 was established in Fiscal 1995 resulting in a non-


                                      -19-


recurring charge for $989,917 and a net note receivable balance of $835,000. In April 1995, the Company, through an independent auctioneer, conducted an auction of the equipment originally sold to Plasco and received proceeds of $650,000. An additional $65,000 was received in December 1995 from a third party guarantor. The remaining loan balance, plus additional costs incurred during Fiscal 1996, were offset against the reserve resulting in an additional loss of $140,504 for Fiscal 1996, which is included in selling, general and administrative expenses.

CASH FLOW

         During Fiscal 1996, the Company generated $2,643,138 from depreciation and amortization, $362,654 from the return of lease deposits net, and $159,050 from the sale of Common Stock. The Company also raised $302,418 through equipment lease obligations, $513,979 from an increase in accounts payable, $1,396,496 from an inventory decrease, and $339,333 from a reduction in accounts receivable. The Company used $3,018,810 to purchase equipment and for plant improvements, and $1,565,613 was used to make principal payments on capital lease obligations. At February 23, 1996, stockholders' equity was $19,768,971 as compared to $24,048,204 at February 24, 1995. The Company's current ratio deteriorated from 1.58:1 at February 24, 1995 to 0.73:1 at February 23, 1996. The net book value of property and equipment increased from $20,544,868 at February 24, 1995 to $24,314,649 at February 23, 1996. See "SALE OF SECURITIES" for $3.3 million equity funding in first quarter of Fiscal 1997 (ended May 24, 1996).

         To date, the Company has generated cash flows from income, including depreciation, financing activities, including sales of equity securities, bank lines of credit, term loan facilities, equipment leasing arrangements and loans from raw material suppliers. Management believes that fixed asset or lease financing is now available at competitive rates from banks and leasing companies to finance a substantial part of the planned $2.4 million increase in capacity at the Dighton facility during the next six months, and that its current bank line of credit together with anticipated cash from operations will be sufficient to fund the Company's current operations. The Company may raise additional financing through the sale of equity or debt to fund all or part of the planned increase in capacity at the Dighton facility during the next six months as well as to increase general working capital. The Company has no commitments for such financing, and no assurance can be given that additional financings will be successfully completed or that such financing will be available or, if available, will be on terms favorable to the Company.

RC AMERICA, INC.

         Effective February 26, 1994, Ronald Caulfield exchanged his 49,500 shares of Common Stock of RC America, Inc. for 200,000 shares of the Company's Common Stock, pursuant to the terms of a Stock Exchange Agreement by and between the Company and Ronald Caulfield (the "RC

Agreement"). As a result, RC America, Inc. is now a wholly owned subsidiary of the Company. The RC Agreement also provides for the issuance to Ronald Caulfield of up to an additional 100,000 shares of the Company's Common Stock over a five
(5) year period based on RC America, Inc. attaining certain levels of pre-tax earnings. Based on the operating results of RC America, Inc. for Fiscal Year 1996, a total of 2,550 shares of Common Stock were earned and issued to Mr. Ronald Caulfield in May 1996. For Fiscal 1995, 17,400 shares of the 100,000 shares of Common Stock were issued to Mr. Ronald Caulfield in May 1995. The RC Agreement contains certain demand and piggy-back registration rights for the shares.

         The value of the stock issued pursuant to the RC Agreement exceeded the book value of the assets acquired and the Company has recognized goodwill of $800,000 which is being amortized over a ten year period. Issuance of the 17,400 shares of Common Stock resulted in an additional $71,862 of goodwill.

IMPACT OF INFLATION

         Inflation during the last three fiscal years has not had a significant effect on the Company's activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

         No change in the Company's independent accountants occurred during the Company's two most recent fiscal years, nor did any disagreements occur on any matter of accounting principles or practices or financial statement disclosure that would be required to be reported on a Form 8-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company, their positions held in the Company, and their ages are as follows:

         Name                      Age         Position
         ----                      ---         --------

Dennis N. Caulfield                57          Chairman of the Board of
                                               Directors, President and Chief
                                               Executive Officer

C. Jill Beresford                  42          Vice President of Marketing,
                                               Treasurer and Director

James F. Koehlinger                59          Chief Financial Officer

Alex Vaicunas                      68          Vice President of Sales

Gregory M. Davall                  40          Vice President of Manufacturing
                                               and Director

Ronald V. Caulfield                54          Chief Executive Officer and
                                               President of RC America, Inc.
                                               and Director

David N. Laux                      68          Director

Ivan J. Hughes                     67          Director


         C. Jill Beresford, the Company's Vice President of Marketing and Gregory M. Davall, the Company's Vice President of Manufacturing, are spouses. Dennis N. Caulfield, the Company's President, and Ronald V. Caulfield, President of RC America, Inc., are brothers. Except for such relationships, no director or executive officer is related by blood, marriage or adoption to any other director or executive officer.

         The Company's Certificate of Incorporation and Bylaws, each as amended, provide that the members of the Board of Directors (the "Board") shall be classified as nearly as possible into three classes, each with, as nearly as possible, one-third of the members of the Board. A classified board is designed to assure continuity and stability in the Board's leadership and policies. Dennis N. Caulfield and Ivan J. Hughes are classified as Class I directors and serve until the 1998 Annual Meeting; David N. Laux and C. Jill Beresford are classified as Class II directors and serve until the

1997 Annual Meeting; and Ronald V. Caulfield and Gregory M. Davall are classified as Class III directors and serve until the 1996 Annual Meeting. The successors to the class of directors whose terms expire at an annual meeting would be elected for a term of office to expire at the third succeeding annual meeting after their election and until their successors have been duly elected by the stockholders. Directors chosen to fill vacancies on a classified board shall hold office until the next election of the class for which directors shall have been chosen, and until their successors are duly elected by the stockholders. Officers are elected by and serve at the discretion of the Board of Directors, subject to their employment contracts.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and Directors, and persons who beneficially own more than ten percent (10%) of the Company's stock, to file initial reports on Form 3, reports of changes in ownership on Form 4 and annual statements of changes in beneficial ownership on Form 5 with the Securities and Exchange Commission ("SEC") and any national securities exchange on which the Company's securities are registered. Executive officers, Directors and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and Directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than ten percent (10%) beneficial owners were complied with for Fiscal 1996.

         The following is a brief account of the business experience of each officer and director of the Company:

         DENNIS N. CAULFIELD. Mr. Caulfield has been Chairman of the Board of Directors and Chief Executive Officer of the Company since May 1990 and a Director of the Company since March 1989. From March 1989 to March 1990, Mr. Caulfield provided consulting services to the Company. From 1984 to 1988 he was Chairman of the Board of Directors and Chief Executive Officer of Northeast Precision Feed Screw, Inc., a manufacturer of plastics processing equipment. Mr. Caulfield was Chairman and Chief Executive Officer of Synthetic Materials Corporation, a processor of thermoplastics, from 1979 to 1984. Mr. Caulfield received a Bachelor of Arts degree in Political Science and a Master of Arts degree in Economics from the University of Connecticut. Mr. Caulfield is the brother of Ronald V. Caulfield, the Chief Executive Officer and President of RC America, Inc. and a Director of the Company

         C. JILL BERESFORD. Ms. Beresford has been Vice President of Marketing and Treasurer of the Company since May 1990 and a Director of the Company since March 1989. From 1987 to 1989, Ms. Beresford was President of CJB Communications, a communications consulting firm involved in marketing, advertising and public relations. From 1982 to 1987, Ms. Beresford was a Vice President of Grey Canada, a marketing and communications firm, with responsibility for marketing, advertising, and public relations programs for Grey Canada's clients. Since 1984, Ms. Beresford has been a director of Beresford-Canada. Ms. Beresford attended the University of Guelph, Ontario,

Canada and received a Masters degree in Business Administration from Boston University. Ms. Beresford is a 100% shareholder of Beresford-Canada. Ms. Beresford is the wife of Gregory M. Davall, the Company's Vice President of Manufacturing and a Director of the Company.

         JAMES F. KOEHLINGER. Mr. Koehlinger is a certified public accountant and has been Chief Financial Officer of the Company since February 1988. Commencing May 1993, Mr. Koehlinger began working on a part time basis as the Company's Chief Financial Officer. From 1983 to 1988, Mr. Koehlinger was a principal in Boston Financial Resources, a financial management consulting firm, and a part-time Chief Financial Officer for several small companies. From 1976 to 1983, Mr. Koehlinger was a Group Controller for Digital Equipment Corp., and from 1973 to 1976 he was controller for Rust Craft Greeting Cards. From 1965 to 1973 he was General Manager of Greg Press and was involved in the merger of that company with ITT. From 1959 to 1965 he was a manager and senior accountant with Main Hurdman & Company and Price Waterhouse. Mr. Koehlinger received a Bachelor of Science degree from Indiana University and a Master of Business Administration degree from Clark University.

         ALEX F. VAICUNAS. Mr. Vaicunas has been the Company's Vice President of Sales since 1988. From 1985 to 1987, he was Vice President of Sales and a consultant to Surrey Industries, Inc., the manufacturer whose business was acquired by the Company in 1988. From 1973 to 1985, Mr. Vaicunas was Sales Manager in the flexible film packaging markets for the Plastic Products Group of Union Camp Corporation. Mr. Vaicunas previously held senior sales management positions at Northern Petro Chemical and Philips Petroleum Corporation and has over 30 years of experience in the marketing and sales of flexible film packaging.

         GREGORY M. DAVALL. Mr. Davall has been the Company's Vice President of Manufacturing since May 1992, and has been a director of the Company since February 1994. Mr. Davall has 14 years experience in manufacturing and process engineering. From 1986 through April 1992, Mr. Davall was employed in various capacities at Pacific Scientific, Inc., a manufacturer of factory and office automation equipment, including Vice President of Manufacturing and Director of Operations. From 1978 to 1986, Mr. Davall served in various engineering capacities at Martin Marietta Energy Systems. Mr. Davall received a Bachelor of Science degree in Mechanical Engineering from Bucknell University, where he also engaged in postgraduate studies in mechanical engineering and received a Masters in Business Administration from Boston University. Mr. Davall is the husband of
C. Jill Beresford, the Company's Vice President of Marketing, Treasurer and a Director of the Company.

         RONALD V. CAULFIELD. Mr. Caulfield has served as a Director of the Company since June 1994. Mr. Caulfield has been the Chief Executive Officer and President of RC America, Inc. since November 1992. From March 1989 to October 1992, Mr. Caulfield was the Vice President of Purchasing for F&F Merchandising Company, a privately owned wholesale company, where he was principally responsible for negotiating the purchase of nationally advertised brand name close outs direct from the manufacturer. From February 1988 to March 1989, he was the Executive Vice President of Mars Stores, Inc., a publicly held retail discount store company. In this capacity, Mr.

Caulfield was responsible for establishing and achieving business plans for all buying, marketing and store operations activities. From 1971 to 1988, Mr. Caulfield was employed in various capacities at Caldor, Inc., a publicly owned discount store company, serving lastly as the Vice President, Divisional Merchandise Manager and as a member of the Operating Committee. Mr. Caulfield attended the University of Connecticut. Mr. Caulfield is the brother of Dennis
N. Caulfield, the Company's Chief Executive Officer and President, and Chairman of the Board of Directors.

DAVID N. LAUX. Mr. Laux has served as a Director of the Company since January 1993. Since 1990, Mr. Laux has been President of the USA-ROC Economic Council, a private non-profit association which promotes business relations between the United States and Taiwan. From 1986 to 1990, Mr. Laux was Chairman and Managing Director of the American Institute of Taiwan, a non-profit corporation under contract to the United States Department of State to manage commercial, cultural and other relations between the United States and Taiwan. From 1982 to 1986, Mr. Laux was Director of Asian Affairs for the National Security Council in the White House and prior to that held appointments at the Department of Commerce, the Department of Treasury and other United States Government agencies, primarily in Asian affairs. Mr. Laux is a Trustee of the ROC Taiwan Fund. Mr. Laux received his Bachelor of Arts from Amherst College and his Master of Business Administration from The American University in Washington, D.C. and he has done graduate work at the University of California (Berkeley) and Georgetown University. Mr. Laux is also a graduate of the Advanced Management Program at Harvard Business School.

IVAN J. HUGHES. Mr. Hughes has served as a Director of the Company since March 1996. Since 1991, Mr. Hughes has been the President of the Plastic Division of Duro Bag Manufacturing Company, a privately held company which manufactures grocery bags, shopping and specialty bags as well as plastic bags for the food and retail industry. Mr. Hughes has been employed by Duro Bag in various positions for the past 32 years. Mr. Hughes received a Bachelor of Science in Mechanical Engineering at Lafayette College and completed his graduate studies at Columbia University.

SIGNIFICANT EMPLOYEES

         The Company also employs the following significant employees:


Name                           Age            Position
- - ----                           ---            --------

Jeffrey C. Bekos               36             Business Development Manager of
                                              Market Media, Inc.

Peter J. Bertolami             53             National Accounts Manager

Steven Fabrizio                48             General Sales Manager

Richard H. Nurse, Ph.D.        51             Vice President of Technical
                                              Development

Tracy L. McGrath               31             Marketing Manager

Edward Rossi                   46             Controller

Paul A. Wallace, III           54             National Sales Manager

Richard M. Wile                53             Field Service Manager



         JEFFREY C. BEKOS. Mr. Bekos has been Market Media's Business Development Manager since November 1995. Prior to joining Market Media, Mr. Bekos was Vice President of Country Breads, Inc., a European bread baking company. From 1990 to 1994, Mr. Bekos was Project Manager for Johanna Dairies, a division of John Labatt, Ltd. dairy group, a publicly held Canadian corporation. From 1985 to 1990, Mr. Bekos was National Sales Manager for Bollinger Champagne, a unit of WhitBread North America, a privately held British corporation. Mr. Bekos received a Bachelor's of Science degree in Business Administration and Industrial Engineering at the University of Wisconsin.

         PETER J. BERTOLAMI. Mr. Bertolami has been the Company's National Accounts Manager since June 1990. From 1985 to 1990, Mr. Bertolami was a Vice President of McPherson Corporation, a commercial real estate brokerage company. From 1984 to 1985, Mr. Bertolami was a principal for Surge, Inc., a distributor of the Biomed total knee and total hip replacement products. Mr. Bertolami has a Bachelor of Science degree in Marketing from Boston College.

         STEVEN J. FABRIZIO. Mr. Fabrizio has been the Company's General Sales Manager since November 1995. From 1994 to 1995, Mr. Fabrizio was a broker/consultant in the flexible film industry. From 1990 to 1994, Mr. Fabrizio was the General Sales Manager, Eastern Region, for Gaylord Bag, a publicly held company that manufactures kraft paper and paper packaging. From 1986 to 1990, Mr. Fabrizio was Regional Sales Manager for the southwest region for Stone Container Corporation, a vertically integrated manufacturer of paper packaging. From 1972 to 1986, Mr. Fabrizio was base Training Instructor for Eastern Airlines, Inc. Mr. Fabrizio graduated from Hawthorne College, where he majored in psychology.

         RICHARD H. NURSE, PH.D. Dr. Nurse has been the Company's Vice President of Technical Development since January 1995. Since 1989, Dr. Nurse has been an independent consultant to the plastics industry. From 1987 to 1988, Dr. Nurse was the Director of Research and Development for Cookson Performance Plastics, a plastics additive manufacturer. From 1985 to 1987, Dr. Nurse was a Technical Manager for Nortech Company, a plastics additive manufacturer. From 1979 to 1985, Dr. Nurse was the Manager of Technical Service and Applications Development for American Hoechst Corp., a plastics resin manufacturer. Dr. Nurse received a Ph.D. degree in Polymer Technology from the University of Manchester Institute of Science and Technology in England and a Bachelor of Science degree in Chemical and Plastics Technology from the Polytechnic of South Bank in England.

         TRACY L. MCGRATH. Ms. McGrath has been the Company's Marketing Manager since November 1993. From 1988 to 1993, Ms. McGrath was employed at WFSB TV3 in Hartford, Connecticut, first as Promotion Coordinator, then as Sales Service Coordinator, and then as a Research Assistant. Ms. McGrath has a Bachelor of Science degree in Communications from Eastern Connecticut State University.

         EDWARD ROSSI. Mr. Rossi is a certified public accountant and has been the Controller of the Company since January 1995. From 1988 to 1994, Mr. Rossi was the Corporate Controller for Sentinel Products Corp., a private corporation that manufactures crosslinked polyethylene foam and rubber products. From 1981 to 1988, Mr. Rossi was Controller for Seltel, Inc., a television advertising representative firm. Mr. Rossi worked for Gulf & Western Industries, Inc. (now Paramount Communications) from 1977 to 1981, first as an Internal Audit Supervisor and then as Division Controller for an export sales division. From 1972 to 1976, Mr. Rossi worked for Coopers & Lybrand as a supervisor and senior accountant. Mr. Rossi received a Bachelor of Science degree from Rider University.

         PAUL A. WALLACE, III. Mr. Wallace has been the Company's National Sales Representative since June 1995. From 1990 to 1995, Mr. Wallace was a Senior Account Representative, High Density Film Products Division, Convenience Store Group for Sonoco Products Company and from 1985 to 1990, Mr. Wallace held other sales positions in the Sonoco Products Company Convenience Store Group. From 1984 to 1985, Mr. Wallace worked as a Detail Sales Representative for E.R. Squibb & Sons, where he was responsible for selling pharmaceutical products to doctors and hospitals. From 1982 to 1983, Mr. Wallace was employed by Geer Drug Company as a Sales Representative, where he was responsible for selling pharmaceutical and over-the-counter products to pharmacy chains and independent drugstores. Mr. Wallace received a Bachelor of Arts degree from the University of South Carolina.

         RICHARD M. WILE. Mr. Wile has been the Company's field service manager since June 1991. From 1989 to 1991, Mr. Wile was the Company's logistics and special products manager. From 1984 to 1989, Mr. Wile was a Distribution Center Manager for Honeywell Bull's national distribution operation. Mr. Wile received a Bachelor of Science degree in Transportation from Syracuse University.

ITEM 11. EXECUTIVE COMPENSATION

         The following tables set forth the compensation paid to the Company's executive officers with respect to services rendered to the Company during the Fiscal Years ended February 23, 1996, February 24, 1995 and February 25, 1994.

                           SUMMARY COMPENSATION TABLE

                                                                                                                Long Term
                                                                                                               Compensation
                                        Annual Compensation                                                       Awards
                                        -------------------                                                       ------

                     (a)                                  (b)            (c)            (d)              (g)                (i)
                     ---                                  ---            ---            ---              ---                ---
                                                                                                      Securities
                                                         Fiscal                                       Underlying          All Other
   Name and Principal Position                            Year        Salary(1)       Bonus(2)        Options(#)        Compensation
   ---------------------------                            ----        ---------       --------        ----------        ------------

Dennis N. Caulfield ..............................        1996        $320,000        $      0         265,320           $ 36,174(3)
 Chairman of the Board,                                   1995        $320,000        $      0         265,320           $ 35,472(3)
 President and Chief                                      1994        $275,000        $      0         265,230           $  3,316(3)
 Executive Officer

C. Jill Beresford ................................        1996        $180,000        $      0         163,224           $ 13,989(4)
 Vice President of                                        1995        $180,000        $      0         163,224           $  3,108(4)
 Marketing, Treasurer                                     1994        $167,423        $      0         163,224           $    200(4)

Alex F. Vaicunas .................................        1996        $125,000        $      0          86,713           $    780(5)
 Vice President of                                        1995        $125,000        $      0          86,713           $    780(5)
 Sales                                                    1994        $108,673        $      0          86,713           $      0

James F. Koehlinger ..............................        1996        $135,300        $      0          12,500           $      0
 Chief Financial Officer                                  1995        $136,530        $      0          12,500           $      0
                                                          1994        $138,100        $      0          12,500           $      0

Gregory M. Davall ................................        1996        $125,000        $      0          86,713           $  9,582(6)
 Vice President of Manufacturing                          1995        $125,000        $      0          86,713           $  1,140(6)
                                                          1994        $108,942        $ 25,000          86,713           $    124(6)

- - ---------

(1) Amounts shown indicate cash compensation earned and received by executive officers; no amounts were earned but deferred at the election of those officers. Executive officers participate in Company group life and health insurance. In Fiscal Years 1994-1996, the Company made no awards of Restricted Stock.

(2) Until June 30, 1993, Mr. Caulfield, Ms. Beresford and Mr. Vaicunas participated in an executive compensation program which provided them with an aggregate bonus equal to 5% of the Company's pre-tax profit for the first $1,000,000 in pre-tax profits in any fiscal year and 10% of pre-tax profits in excess of $1,000,000 in any fiscal year, except that the bonus would not exceed $500,000 in the aggregate in any fiscal year. The pre-tax profit is determined by the Company's independent accounting firm in accordance with generally accepted accounting principles applied on a consistent basis. Effective July 1, 1993, Mr. Caulfield, Ms. Beresford, Mr. Vaicunas and Mr. Davall participate in an executive compensation program which provides them with an aggregate bonus equal to six percent of the Company's pre-tax profit for the first $1,000,000 in pre-tax profits in any fiscal year, and 12% of pre-tax profits in excess of $1,000,000 in any fiscal year except that in the discretion of the Board of Directors the bonus will not exceed $750,000 in the aggregate in any fiscal year beginning with Fiscal 1995. Except for a bonus of $25,000 paid to Mr. Davall under his old compensation program, described below, no bonuses were paid for Fiscal 1994, 1995 or 1996 under the new program. In addition, until June 30, 1993, Mr. Vaicunas was entitled to receive a bonus of up to $50,000 per fiscal year if the Company attained revenue and gross margins meeting stated Company goals, and Mr. Davall was entitled to receive a bonus of up to $50,000 per Fiscal year if the Company's manufacturing operations met certain performance goals. Effective July 1, 1993, the individual bonuses to Messrs. Vaicunas and Davall were eliminated. See "MANAGEMENT
         - Employment Contracts, Termination of Employment and Change In Control Arrangements."

(3) Effective December 15, 1993, the Company pays approximately $335 and $990 per month, respectively for two (2) personal term life insurance policies for Mr. Caulfield and $700 per month for a disability policy effective February 7, 1994. The Company also makes monthly automobile and insurance payments of approximately $980 and $930 for Fiscal 1996 and 1995, respectively, for an automobile for Mr. Caulfield. Excludes eight (8) weeks of prior years' vacation pay. Pursuant to Mr. Caulfield's employment agreement, he can elect to carry forward this vacation time or receive a cash payment therefor.

(4) Effective December 15, 1993, the Company pays approximately $80 per month for a personal term life insurance policy for Ms. Beresford and approximately $190 per month in Fiscal 1996 and $180 per month for Fiscal 1995 for a disability policy that became effective February 7, 1994. Effective November 1, 1995, the Company also makes automobile and insurance payments of approximately $790 for an automobile for Ms. Beresford. The amount includes $7,616 of unused vacation pay that was paid in Fiscal 1996.

(5) Effective February 7, 1994, the Company pays approximately $65 per month for a disability policy. Excludes monthly automobile and insurance payments from the Company on behalf of Mr. Vaicunas of approximately $760 for an automobile for Mr. Vaicunas. Mr. Vaicunas reimburses the Company for any personal use of the automobile.

(6) Effective December 15, 1993, the Company pays approximately $50 per month for a personal term life insurance policy for Mr. Davall and $45 per month for a disability policy effective February 7, 1994. Effective November 1, 1995, the company also makes monthly automobile and insurance payments of approximately $790 for an automobile for Mr. Davall. The amount includes $5,288 of unused vacation pay that was paid in Fiscal 1996.



                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1996
                            AND FY-END OPTION VALUES



             (a)                                                (b)             (c)                  (d)                 (e)
             ---                                                ---             ---                  ---                 ---
                                                                                                    Number of
                                                                                                   Securities          Value of
                                                                                                   Underlying        Unexercised
                                                                                                   Unexercised       In-the-Money
                                                                                                     Options           Options
                                                                                Value               at FY-End        Exercisable/
                                                          Shares Acquired      Realized            Exercisable/     Unexercisable
         Name                                                on Exercise         ($)              Unexercisable          ($)(1)
- - --------------------------                               -------------------  ----------          -------------      -------------
Dennis N. Caulfield ................................               0               0               132,615/132,615        0/0
C. Jill Beresford ..................................               0               0               81,612/81,612          0/0
Alex F. Vaicunas ...................................               0               0               73,356/43,357          0/0
James F. Koehlinger ................................               0               0               12,500/0               0/0
Gregory M. Davall ..................................               0               0               55,356/43,357          0/0


- - ---------

(1) In-the-Money options are those options for which the fair market value of the underlying Common Stock is greater than the exercise price of the option. On February 23, 1996, the last day of Fiscal 1996, the fair market value of the Company's Common Stock underlying the options (as determined by the last sale price quoted on NASDAQ/NMS) was $2.00. Since the exercise price of all of the options reflected in this table is greater than $2.00, the options held by these individuals are not In-the-Money and are therefore not included in this calculation.

AUDIT COMMITTEE

         The Board of Directors established an Audit Committee on December 31, 1992. The members of the Audit Committee are David N. Laux and Ivan J. Hughes. The purpose of the Audit Committee is to: (i) review the Company's financial results and recommend the selection of the Company's independent auditors; (ii) review the effectiveness of the Company's accounting policies and practices, financial reporting and internal controls; and (iii) review the scope of independent audit coverages, the fees charged by the independent auditors, any transactions which may involve a potential conflict of interest, and internal control systems.

COMPENSATION OF DIRECTORS

         Messrs. Laux and Hughes are paid $1,875 each per calendar quarter. No other directors receive any compensation. In June 1992 and March 1996, David N. Laux and Ivan J. Hughes each received options to purchase 7,500 shares of Common Stock at a purchase price of $6.25 and $2.38 per share through June 9, 2002 and March 24, 2006, respectively.

EMPLOYMENT   CONTRACTS,   TERMINATION   OF  EMPLOYMENT  AND  CHANGE  IN  CONTROL
ARRANGEMENTS

         The Company has entered into employment, non-competition, and confidentiality agreements with each of Mr. Caulfield, Ms. Beresford, Mr.
Vaicunas and Mr. Davall. Base salaries for Mr. Caulfield, Ms. Beresford, Mr. Vaicunas and Mr. Davall are $320,000, $180,000, $125,000 and $125,000 per annum, respectively, subject to periodic review by the Board of Directors. Each of these agreements expires on June 30, 1998. These agreements provide for severance payments of 24 months' base salary in the event employment is terminated without cause and prohibit the individual from competing with the Company for a period of 24 months following termination of employment with the Company. In the event of a change of control in the Company, the individuals have the option to terminate their employment and to receive additional severance compensation subject to the provisions of their employment agreement. The Company is the owner and the beneficiary of key-person life insurance on Mr. Caulfield and Ms. Beresford in the amount of at least $1,000,000 per individual. Mr. Koehlinger is paid on a per-diem basis at a rate of $600 and he participates in health benefits that are generally available to the Company's employees. The Company has also entered into non-competition and confidentiality agreements with Mr. Koehlinger and certain other employees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Board of Directors established a Compensation Committee on December 31, 1992. Members of the Compensation Committee are David N. Laux and Ivan J. Hughes, the two outside Directors of the Company. None of the executive officers of the Company have served on the Board of Directors of any other entity that has had any of such entity's officers serve either on the Company's Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP OF VOTING SECURITIES

         The following table sets forth, as of June 3, 1996, certain information concerning stock ownership of the Company by (i) each person who is known by the Company to own beneficially 5% or more of the Company's Common Stock or Series A Convertible Preferred Stock, (ii) each of the Company's directors, and (iii) all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address                            Number of Shares      Percentage of
of Beneficial Owner                        Beneficially Owned       Class(1)(2)
- - -------------------                        ------------------       -----------

Dennis N. Caulfield(3)(4)(5) ...........       1,258,198                 9.0%

C. Jill Beresford(3)(6)(7)(8) ..........       1,494,135                10.6%

Gregory M. Davall(3)(7)(9) .............          80,234                  *

Ronald V. Caulfield(10) ................         219,950                 1.6%
  741 Boston Post Road, Suite 101
  Guilford, Connecticu 06437

David N. Laux(11) ......................          10,500                  *
  1726 M Street, N.W., Suite 601
  Washington, DC 20036

Ivan J. Hughes(13) .....................           7,500                  *

All Officers and Directors
 as a Group (8 persons)(2)(4)(5)(6)
 (7)(8)(9)(10)(11)(12)(13)(14) .........       3,222,762                22.3%

- - ------------
* Less than one percent.

(1) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. This table reflects the ownership of all shares of Common Stock and the Series A Convertible Preferred Stock voting as a single class, since each is entitled to one vote per share.

(2) Except as otherwise noted, does not give effect to the issuance of an aggregate of 2,768,535 shares of Common Stock issuable upon the exercise, conversion or issuance of (i) Series B Convertible Preferred Stock for an aggregate of 146,695 shares of Common Stock; (ii)
         exercise of warrants  issued to an  individual  and  principals  of the placement  agent  in  the  Company's  Regulation  S  offerings  for  an aggregate of 21,000 shares of Common Stock; (iii) 933,750 options granted or available for grant under the Company's 1990 and 1993 Stock Option Plans; (iv) up to 80,050 additional shares issuable in connection with the acquisition of the interest of a minority shareholder of RC America, Inc. (the "RC America Stock"); and (v) 1,587,040 shares of Common Stock issuable upon the exercise of the Class B Redeemable Common Stock Purchase Warrants issued in the Company's third public offering in October 1992 (the "Warrants"), subject to antidilution adjustments.

(3) These individuals may be reached at the Company's headquarters located at 455 Somerset Avenue, North Dighton, Massachusetts 02764.

(4) Consists of all shares of the Company held by Kingsley Associates, Ltd. ("Kingsley"). Mr. Caulfield owns 50% of the shares of Kingsley and the remaining 50% interest in Kingsley is held by trusts for the benefit of Mr. Caulfield's children, in which Mr. Caulfield disclaims any beneficial interest. Mr. Caulfield may be deemed to be a "parent" and "promoter" of the Company within the meaning of the rules and regulations of the Securities and Exchange Commission.

(5) Includes 198,922 vested shares of Common Stock issuable upon the exercise of an option to purchase 265,230 shares of Common Stock at a price of $4.00 per share at any time prior to the expiration date which is June 30, 2003. Effective March 1, 1996, the exercise price of this option was repriced from $6.625 to $4.00

(6) Includes 1,221,822 shares of Common Stock and 146,695 shares of Series B Convertible Preferred Stock but excludes 18,337 shares of Series C Redeemable Preferred Stock owned by Beresford-Canada. C. Jill Beresford owns 100% of the outstanding voting stock of Beresford-Canada. Ms. Beresford may be deemed to be a "parent" and "promoter" of the Company within the meaning of the rules and regulations of the Securities and Exchange Commission.

(7) Includes 3,200 shares of Common Stock held jointly by Ms. Beresford and Mr. Davall.

(8) Includes 122,418 shares of Common Stock issuable upon the exercise of an option to purchase 163,224 shares of Common Stock at a price of $4.00 per share at any time prior to the expiration date which is June 30, 2003. Effective March 1, 1996, the exercise price of this option was repriced from $6.625 to $4.00.

(9) Includes: (i) 12,000 shares issuable upon the exercise of an option at a price of $4.00 per share at any time prior to the expiration date which is June 15, 2002; and (ii) 65,034 vested shares of Common Stock issuable upon the exercise of an option to purchase 86,713 shares of Common Stock at a price of $4.00 per share at any time prior to the expiration date which is June 30, 2003. Effective March 1, 1996, the exercise price of these options were repriced from $6.25 and $6.625, respectively, to $4.00.

(10) Excludes up to 80,050 shares of Common Stock that may be issued to Ronald V. Caulfield pursuant to the terms of a Stock Exchange Agreement between him and the Company. See "Certain Transactions."

(11) Includes 7,500 shares of Common Stock issuable upon exercise of an option at a purchase price of $4.00 per share through June 9, 2002.

(12) Includes 7,500 shares of Common Stock issuable upon exercise of an option at a purchase price of $2.38 per share through March 24, 2006.

(13) Includes the following holdings of Mr. Vaicunas: (i) 47,911 shares of Common Stock; (ii) 8,000 shares of Common Stock issuable upon exercise of an option at a price of $3.00 per share any time prior to the expiration date which is August 2, 2000; (iii) 12,000 shares issuable upon the exercise of an option at a price of $3.88 per share at any time prior to the expiration date which is July 8, 2001; (iv) 10,000 shares issuable upon the exercise of an option at a price of $4.00 per share at any time prior to the expiration date which is June 15, 2002; and (v) 65,034 vested shares issuable upon the exercise of an option to purchase 86,713 shares of Common Stock at a price of $4.00 per share at any time prior to the expiration date which is June 30, 2003. Effective March 1, 1996, the exercise prices of the options listed in (iv) and
         (v) were repriced from $6.25 and $6.625, respectively, to $4.00.

(14) Includes the following holdings of Mr. Koehlinger: (i) 5,000 shares issuable upon the exercise of an option at a price of $3.88 per share at any time prior to the expiration date which is July 8, 2001; (ii) and 7,500 shares issuable upon the exercise of an option at a price of $4.00 per share at any time prior to the expiration date which is June 15, 2002. Effective March 1, 1996, the exercise price of the option listed in (ii) was repriced from $6.625 to $4.00.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In November 1990, the Company loaned $132,197 to Dennis N. Caulfield, its Chairman. The note was amended in June 1996 and is now payable on or before the fiscal year ending February 28, 1997 and effective at the beginning of Fiscal 1996, accrues interest at the rate equal to the interest rate charged on the Company's revolving line of credit with Citizens Savings Bank. The balance of the loan as of February 23, 1996 was approximately $362,649, which included interest on the loan and additional advances of $27,096 received by Mr. Caulfield in the past year. Mr. Caulfield has agreed to apply any bonus payments received under the Company's executive bonus plan (the "Bonus Plan") to reduce the amounts outstanding under the loan.

         Ivan J. Hughes, a director of the Company, is the President of the Plastics Division Duro Bag Manufacturing Company ("Duro"). For Fiscal 1996, Duro accounted for approximately 10% of the Company's sales.

         Effective February 26, 1994, Ronald Caulfield exchanged his 49,500 shares of Common Stock of RC America for 200,000 shares of the Company's Common Stock, pursuant to the terms of a Stock Exchange Agreement by and between the Company and Ronald Caulfield (the "Exchange Agreement"). The Exchange Agreement also provides for the issuance to Ronald Caulfield of up to an additional 100,000 shares of the Company's Common Stock over a five (5) year period based on RC America attaining certain levels of pre-tax earnings. As a result of RC America's earnings for Fiscal 1995 and Fiscal 1996, 17,400 and 2,550 shares, respectively, of the 100,000 shares of Common Stock were issued to Mr. Ronald Caulfield. The Exchange Agreement contains demand and piggy-back registration rights for the shares.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) Financial Statements. The financial statements required to be filed by Item 8 herewith are as follows:


                                                                                  Page
                                                                                  ----

Report of Independent Accountants - Price Waterhouse LLP                           F-1

Consolidated Balance Sheets as of February 23, 1996 and February 24, 1995          F-2

Consolidated Statements of Operations for the years ended February 23,
1996, February 24, 1995 and February 25, 1994                                      F-4

Consolidated Statements of Stockholders' Equity for the years ended February 23,
1996, February 24, 1995 and February 25, 1994                                      F-5

Consolidated Statements of Cash Flows for the years ended February 23,
1996, February 24, 1995 and February 25, 1994                                      F-6

Notes to Financial Statements                                                      F-7


         (a)(2) Financial Statement Schedules. The following financial statement schedules are filed herewith:

                                                                                  Page
                                                                                  ----

Schedule II                Valuation and Qualifying Accounts                       S-1


         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (a)(3)   Exhibits.

                  (a) The following exhibits, required by Item 601 of Regulation S-K, are filed herewith:

Exhibit
  No.                                 Title
  ---                                 -----

10a Amendment No. 1 to Loan and Security Agreement by and between the Company and Citizens Savings Bank.

10b Amendment No. 2 to Loan and Security Agreement by and between the Company and Citizens Savings Bank.

10c       Amendment to Promissory Note of Dennis N. Caulfield.

10d       Lease  for  premises  at  455-473  Somerset  Avenue,   North  Dighton,
          Massachusetts.

23        Consent of Price Waterhouse LLP.

27        Financial Data Schedule.

                  (b) The following exhibits were filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended November 24, 1995 and filed with the Commission on January 8, 1996 and are incorporated herein by reference:

Exhibit
  No.                                 Title
  ---                                 -----

3a        Certificate of Incorporation of the Company, as amended.

3b        Bylaws of the Company, as amended.

                  (c) The following exhibits were filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended August 25, 1995 and filed with the Commission on October 6, 1995 and are incorporated herein by reference:

Exhibit
  No.                                 Title
  ---                                 -----

10a Agreement for Purchase and Sale of Assets, dated June 23, 1995, by and among Market Media, Inc., Floor Focus Media, Inc. and Carmen N. Fasula.

10b       Guaranty,  dated June 23, 1995,  to Floor Focus Media,  Inc.  from the
          Company.

10c Consulting Agreement, dated June 23, 1995, by and between Market Media, Inc. and Carmen N. Fasula.

                  (d) The following exhibits were filed as part of the Company's Form S-1 Registration Statement (33-87562) declared effective by the Securities and Exchange Commission on January 5, 1995 and are incorporated herein by reference:

Exhibit
  No.                                Title
  ---                                -----

10a Loan and Security Agreement by and between the Company and Citizens Savings Bank.

10b       Guaranty  Agreement  by and  between RC  America,  Inc.  and  Citizens
          Savings Bank.

10c       Security  Agreement  by and  between RC  America,  Inc.  and  Citizens
          Savings Bank.

                  (e) The following exhibits were filed as part of the Company's Annual Report on Form 10-K and amendment thereto initially filed with the Commission on June 10, 1994 and are incorporated herein by reference:

Exhibit
  No.                                    Title
  ---                                    -----

10a       Stock  Exchange  Agreement  by and  between  the Company and Ronald V.
          Caulfield.

10b**     Employment Agreement of Ronald V. Caulfield.

10c       Installment  Promissory  Note from the  Company to  Wentworth  Capital
          Corporation.

10d Security Agreement by and between the Company and Wentworth Capital Corporation.

21        Subsidiaries of the Company.

                  (f) The following exhibits were filed as part of the Company's Form S-1 Registration Statement (33-73780) declared effective by the Commission on April 7, 1994 and are incorporated herein by reference.

Exhibit
  No.                                  Title
  ---                                  -----

10a**     Form of Employment Agreement of Dennis N. Caulfield.

10b**     Form of Employment Agreement of C. Jill Beresford.

Exhibit
  No.                                  Title
  ---                                  -----

10c**     Form of Employment Agreement of Alex F. Vaicunas.

10d**     Form of Employment Agreement of Gregory M. Davall.

10e**     1993 Stock Option Plan.

                  (g) The following exhibits were filed as part of the Company's Form 10-K for the fiscal year ended February 26, 1993 as filed with the Securities and Exchange Commission on June 10, 1993 and are incorporated herein by reference:

Exhibit
 No.                                   Title
 ---                                   -----

10b       Amendments,  dated  January 21, 1993 and April 14, 1993,  to the lease
          for  the   premises  at  #3,   455-473   Somerset   Avenue,   Dighton,
          Massachusetts.

                  (h) The following exhibits were filed as part of the Company's Form S-1 Registration Statement (33-48766) declared effective by the Commission on October 7, 1992 and are incorporated herein by reference:

Exhibit
  No.                                  Title
  ---                                  -----

4b Specimen Class B Warrant Certificate (Form attached as Exhibit B to Warrant Agreement - Exhibit 4c filed herewith).

4c        Revised Form of Warrant  Agreement between the Company and the Warrant
          Agent.

11        Statement Regarding Computation of Per Share Earnings.

                  (i) The following exhibits were filed as part of the Company's Form S-1 Registration Statement (No. 33-39463) declared effective by the Commission on June 13, 1991 and are incorporated herein by reference:

Exhibit
  No.                                 Title
  ---                                 -----

3b Form of Certificate of Designation of Series A Convertible Preferred Stock, as amended.

Exhibit
  No.                                 Title
  ---                                 -----

3c Form of Amended Certificate of Designation for Series B Convertible Preferred Stock and Series C Redeemable Preferred Stock.

4a        Specimen Series A Convertible Preferred Stock Certificate.

                  (j) The following exhibit was filed as part of the Company's Form S-18 Registration Statement (No. 33-36142-B) declared effective by the Commission on October 3, 1990 and is incorporated herein by reference:

Exhibit
  No.                                Title
  ---                                -----

10i**     1990 Stock Option Plan.

- - ---------

**These exhibits relate to executive compensation plans and arrangements.

                  (k) The following Financial Statement Schedules were filed as part of the Company's Form 10-K for the fiscal years ended February 24, 1995, February 25, 1994 and February 26, 1993 as filed with the Securities and
Exchange Commission on May 26, 1995, June 10, 1994 and June 10, 1993, respectively and are incorporated herein by reference:

         Schedule II:  Valuation of Qualifying Accounts (formerly Schedule VIII)

         (b) Reports on Form 8-K. On January 18, 1996, the Company filed a Current Report on Form 8-K, dated December 30, 1995, relating to (i) the acquisition (the "Acquisition") by C. Jill Beresford, the Vice President of Marketing, Treasurer and Director of the Company, of Beresford Box Company Ltd., which now holds 1,221,822 shares of the Company's Common Stock, 146,695 shares of the Company's Series B Convertible Preferred Stock, and 18,337 shares of the Company's Series C Redeemable Preferred Stock; and (ii) the operating results for the three and nine months ended November 24, 1995.

         On February 7, 1996, the Company filed a Current Report on Form 8-K, dated January 26, 1996, relating to a report issued to the Company's stockholders which discussed the Acquisition and the operating results for the three and nine months ended November 24, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              BPI PACKAGING TECHNOLOGIES, INC.

Date: June 7, 1996

                                              By:/s/ Dennis N. Caulfield
                                                 ---------------------------
                                                 Dennis N. Caulfield, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Name                                          Capacity                              Date
- - ----                                          --------                              ----


/s/ Dennis N. Caulfield             President, Chief Executive                  June 7 , 1996
- - -------------------------           Officer and Chairman of
Dennis N. Caulfield                 the Board of Directors
                                     Principal Executive  Officer


/s/ James F. Koehlinger             Chief Financial Officer                     June  7, 1996
- - -------------------------           (Principal Financial and
James F. Koehlinger                  Accounting Officer)


/s/ C. Jill Beresford               Vice President of Marketing,                June 7, 1996
- - -------------------------           Treasurer and Director
C. Jill Beresford

/s/ Gregory M. Davall               Vice President of Manufacturing             June 7, 1996
- - -------------------------           and Director
Gregory M. Davall

/s/ Ronald V. Caulfield             Director                                    June  7, 1996
- - -------------------------
Ronald V. Caulfield

/s/ Ivan J. Hughes                  Director                                    June 7, 1996
- - -------------------------
Ivan J. Hughes

/s/ David N. Laux                   Director                                    June  7, 1996
- - -------------------------
David N. Laux


PART I.   FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

                        REPORT OF INDEPENDENT ACCOUNTANTS


                                                                    June 7, 1996

To the Board of Directors and
Stockholders of BPI Packaging Technologies, Inc.

In our opinion,  the financial  statements  listed in the index  appearing under
Item 14(a)(1) and (2) on page 36 present fairly, in all material respects, the financial position of BPI Packaging Technologies, Inc. and its subsidiaries at February 23, 1996 and February 24, 1995, and the results of their operations, their changes in stockholders' equity, and their cash flows for each of the three years in the period ended February 23, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
Boston, Massachusetts

                        BPI PACKAGING TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                                             FEBRUARY 23,         FEBRUARY 24,
                                                                                 1996                 1995
                                                                           ------------------   -----------------
Current assets
    Cash                                                                     $       109,093       $   1,350,450
    Accounts receivable, net                                                       2,178,132           2,517,465
    Note receivable - current                                                         ---                835,000
    Inventories                                                                    3,927,597           5,324,093
    Prepaid expenses and other assets                                              1,085,258             680,655
                                                                           ------------------   -----------------
          Total current assets                                                     7,300,080          10,707,663
                                                                           ------------------   -----------------

Property and equipment, net                                                       24,314,649          20,544,868
                                                                           ------------------   -----------------

Patents, net                                                                       1,099,553           1,122,915
Deposits - leases and equipment purchases                                            802,383           1,450,037
Loans to officers                                                                    468,606             294,366
Other assets                                                                       1,292,704           1,222,076
                                                                           ------------------   -----------------
                                                                                   3,663,246           4,089,394
                                                                           ------------------   -----------------

                                                                              $   35,277,975        $ 35,341,925
                                                                           ==================   =================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                             FEBRUARY 23,         FEBRUARY 24,
                                                                                 1996                 1995
                                                                           ------------------   -----------------
Current liabilities
    Note payable - bank                                                      $     3,752,604       $   1,792,086
    Capital lease obligations due within one year                                  1,832,847           1,104,985
    Accounts payable                                                               3,871,699           3,357,720
    Other accrued expenses                                                           427,428             359,869
    Series C mandatorily redeemable preferred stock,
      $.01 par value, at stated value                                                183,369             183,369
                                                                           ------------------   -----------------
          Total current liabilities                                               10,067,947           6,798,029
                                                                           ------------------   -----------------

Capital lease obligations-long-term portion                                        5,441,057           4,495,692
                                                                           ------------------   -----------------

Stockholders' Equity
    Series B convertible preferred stock, $.01 par value                           1,466,954           1,466,954
    Series A convertible preferred stock, $.01 par value                           1,215,784           1,521,484
    Common stock, $.01 par value; shares authorized - 30,000,000;
      shares issued and outstanding - 11,800,909 at
      February 23, 1996 and 11,658,359 at February 24, 1995                          118,009             116,584
    Capital in excess of par value                                                33,615,213          33,080,026
    Accumulated deficit                                                          (16,646,989)        (12,136,844)
                                                                           ------------------   -----------------
                                                                                  19,768,971          24,048,204
                                                                           ------------------   -----------------

Commitments and contingencies (Notes 4,13,16,17)

                                                                              $   35,277,975        $ 35,341,925
                                                                           ==================   =================





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                ------------------FISCAL YEAR ------------------
                                                              FEBRUARY 23,        FEBRUARY 24,        FEBRUARY 25,
                                                                  1996                1995                1994
                                                            ------------------  -----------------   -----------------
Net sales                                                     $    28,839,954    $    25,254,645       $  16,754,056
Cost of goods sold                                                 26,161,723         19,879,041          12,831,497
                                                            ------------------  -----------------   -----------------
  Gross profit                                                      2,678,231          5,375,604           3,922,559

Operating expenses
  Selling, general and administrative                               6,370,956          5,029,832           3,746,227
                                                            ------------------  -----------------   -----------------

    Income (loss) from operations                                  (3,692,725)           345,772             176,332

Other income (expense)
  Interest expense                                                   (865,206)          (316,813)           (252,244)
  Interest income                                                      47,786             36,368              85,401
  Other income                                                            ---             77,104               ---
  Non-recurring charge                                                    ---           (989,917)              ---
                                                            ------------------  -----------------   -----------------

Income (loss) before minority interest                             (4,510,145)          (847,486)              9,489

Minority interest in net (income) of subsidiary                            ---                 ---           (10,092)
                                                            ------------------  -----------------   -----------------

Net loss                                                       $   (4,510,145)   $      (847,486)    $           (603)
                                                            ==================  =================   =================


Loss per share                                                 $        (0.38)   $         (0.08)    $          0.00
Weighted average common shares outstanding                         11,756,532         10,670,040           8,523,580





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE THREE YEARS ENDED FEBRUARY 23, 1996, FEBRUARY 24, 1995
                             AND FEBRUARY 25, 1994


                                                                          SERIES A CONVERTIBLE       SERIES B CONVERTIBLE
                                                  COMMON STOCK               PREFERRED STOCK            PREFERRED STOCK
                                           --------------------------- -------------------------- -------------------------------
                                              SHARES        AMOUNT        SHARES        AMOUNT       SHARES           AMOUNT
                                           ------------- ------------- ------------- ------------ ---------------   -------------
Balance at February 26, 1993 ..........       7,918,027       $79,180       727,598    $2,910,392       146,695      $1,466,954
Sale of common stock pursuant to
 Regulation S and Regulation D
 private placement offerings, net of
 issuance costs........................       1,342,000        13,420
Sale of common stock upon exercise
 of stock options .....................          16,250           162
Conversion of Series A convertible
 preferred stock to common
 stock.................................         145,355         1,454      (145,355)     (581,420)
Sale of common stock pursuant to
 partial exercise of underwriter's
 warrants from the initial public
 offering, net of issuance costs .......         43,000           430
Sale of common stock pursuant to
 partial exercise of Class A warrants
 from the third public offering ........         40,950           410
Net loss for the year
 ended February 25, 1994 ...............
                                           ------------- ------------- ------------- ------------- -------------   -------------
Balance at  February 25, 1994 ..........      9,505,582        95,056       582,243     2,328,972       146,695       1,466,954
Sale of common stock pursuant to
 Regulation S and Regulation D
 private placement offerings, net of
 issuance costs ........................        626,470         6,265
Issuance of common stock for
 minority interest in RC America....            200,000         2,000
Conversion of Series A convertible
 preferred stock to common stock....            201,872         2,019      (201,872)     (807,488)
Conversion of Class A Warrants......          1,124,435        11,244
Net loss for the year ended
 February 24, 1995....................
                                           ------------- ------------- ------------- -------------- -------------   -------------
Balance at February 24, 1995                 11,658,359       116,584       380,371     1,521,484       146,695       1,466,954
Issuance of shares based
 on RC America's FY95 results                    17,400           174
Conversion of Series A convertible
 preferred stock to common stock......           76,425           764       (76,425)     (305,700)
Sale of common stock pursuant to
 partial exercise of Class A warrants,
 net of issuance costs                           48,725           487
Net loss for the year ended
February 23, 1996 .....................
                                           ============= ============= ============= ============= =============   =============
Balance at February 23, 1996                 11,800,909      $118,009       303,946    $1,215,784       146,695      $1,466,954
                                           ============= ============= ============= ============= =============   =============




                                             CAPITAL IN
                                             EXCESS OF    ACCUMULATED
                                             PAR VALUE      DEFICIT        TOTAL
                                            ------------- ------------- --------------
Balance at February 26, 1993 ..........      $18,000,385  ($11,288,755)  $11,168,156
Sale of common stock pursuant to
 Regulation S and Regulation D
 private placement offerings, net of
 issuance costs........................        5,977,785                   5,991,205
Sale of common stock upon exercise
 of stock options .....................           58,271                      58,433
Conversion of Series A convertible
 preferred stock to common
 stock.................................          579,966                    ---
Sale of common stock pursuant to
 partial exercise of underwriter's
 warrants from the initial public
 offering, net of issuance costs .......         196,358                     196,788
Sale of common stock pursuant to
 partial exercise of Class A warrants
 from the third public offering ........         204,340                     204,750
Net loss for the year
 ended February 25, 1994 ...............                          (603)         (603)
                                            ------------- -------------- -------------
Balance at  February 25, 1994 ..........      25,017,105   (11,289,358)   17,618,729
Sale of common stock pursuant to
 Regulation S and Regulation D
 private placement offerings, net of
 issuance costs ........................       2,128,490                   2,134,755
Issuance of common stock for
 minority interest in RC America....             918,517                     920,517
Conversion of Series A convertible
 preferred stock to common stock....             805,469                    ---
Conversion of Class A Warrants......           4,210,445                   4,221,689
Net loss for the year ended
 February 24, 1995....................                        (847,486)     (847,486)
                                            ------------- -------------- -------------
Balance at February 24, 1995                  33,080,026   (12,136,844)   24,048,204
Issuance of shares based
 on RC America's FY95 results                     71,688                      71,862
Conversion of Series A convertible
 preferred stock to common stock......           304,936                    ---
Sale of common stock pursuant to
 partial exercise of Class A warrants,
 net of issuance costs                           158,563                     159,050
Net loss for the year ended
February 23, 1996 .....................                     (4,510,145)   (4,510,145)
                                            ============= ============== =============
Balance at February 23, 1996                 $33,615,213  ($16,646,989)  $19,768,971
                                            ============= ============== =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                      --------------------- FISCAL YEAR ENDED ----------------------
                                                                        FEBRUARY 23,         FEBRUARY 24,           FEBRUARY 25,
                                                                            1996                 1995                    1994
                                                                      ----------------    -------------------     ------------------
Cash flows from operating activities:
  Net Loss                                                            $    (4,510,145)    $       (847,486)       $           (603)
                                                                      ----------------    -----------------       -----------------

  Adjustments  to reconcile  net loss to net cash  provided
   (used) by operating activities:
      Non-recurring charge                                                     ---                 989,917                  ---
      Minority interest in net income of consolidated subsidiary               ---                  ---                     10,092
      Depreciation and amortization                                         2,643,138            1,871,357               1,488,984
      Interest receivable included in long-term cash investments, net          ---                  ---                    (53,518)
      Decrease (increase) in accounts receivable - trade                      339,333             (979,073)                200,274
      Decrease (increase) in inventories                                    1,396,496           (1,724,123)             (1,708,488)
      (Increase) decrease in prepaid expenses and other current assets       (404,603)             709,144                (134,494)
      Increase (decrease) in accounts payable                                 513,979              579,766              (1,593,439)
      Increase (decrease) in other accrued expenses                           108,899               66,457                (112,389)
                                                                      ----------------    -----------------       -----------------
          Total adjustments                                                 4,597,242            1,513,445              (1,902,978)
                                                                      ----------------    -----------------       -----------------
              Net cash provided (used) by operating activities                 87,097              665,959              (1,903,581)
                                                                      ----------------    -----------------       -----------------

Cash flows from investing activities:
    Additions to property and equipment                                    (3,018,810)          (4,535,268)             (2,830,127)
    Cost of patents                                                           (61,410)             (71,069)                (97,725)
    Decrease (increase) in deposits, net                                      362,654             (101,744)               (160,974)
    Advance to officer                                                       (174,240)             (63,201)                 (6,010)
    Decrease (increase) in note receivable, net                               811,980           (1,136,345)                  ---
    Increase in other assets, net                                            (105,001)             (35,038)               (316,081)
                                                                      ----------------    -----------------       -----------------
              Net cash used by investing activities                        (2,184,827)          (5,942,665)             (3,410,917)
                                                                      ----------------    -----------------       -----------------

Cash flows from financing activities:
    Principal receipts on note receivable                                      ---                  ---                    120,282
    Net borrowings under note payable - bank                                1,960,518              444,781                 688,219
    Principal payments on long-term debt
      and capital lease obligations                                        (1,565,613)          (2,262,051)             (2,336,200)
    Proceeds from equipment financings                                        302,418              ---                    ---
    Proceeds from long-term borrowings                                         ---               1,341,004               1,000,000
    Net proceeds from sales of stock                                          159,050            6,356,444               6,451,176
                                                                      ----------------    -----------------       -----------------
              Net cash provided by financing activities                       856,373            5,880,178               5,923,477
                                                                      ----------------    -----------------       -----------------

Net (decrease) increase in cash                                            (1,241,357)             603,472                 608,979
Cash at beginning of period                                                 1,350,450              746,978                 137,999
                                                                      ----------------    -----------------       -----------------
Cash at end of period                                                         109,093     $      1,350,450        $        746,978
                                                                      ================    =================       =================

Cash paid for interest                                                $       965,251     $        563,991        $        311,145
                                                                      ================    =================       =================




Non-cash investing and financing activities:

On February 26, 1994, the Company entered into a stock exchange agreement to exchange 200,000 shares at $4.60 per share of its common stock, and up to 100,000 additional shares issuable contingent on earnings over the next five years, for the 49.5% remaining minority interest in RC America, Inc. as disclosed in Note 14. The minority interest in the net assets of RC America, Inc. totalled $120,517 resulting in the recognition of $800,000 in goodwill.

Capital lease obligations of $3,238,840, $3,640,085 and$1,333,344 were incurred in Fiscal 1996, Fiscal 1995 and Fiscal 1994, respectively, when the Company entered into capital lease agreements to purchase machinery and equipment.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1:  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         BPI   Packaging   Technologies,    Inc.   (The   "Company")   develops,
manufactures, markets and sells plastic bags known as "T-shirt sacks," to grocery, convenience, retail and drug store chains and plastic film to food service, commercial and industrial users. The Company operates four wholly-owned subsidiaries: BPI Packaging, Inc., which purchases, sells and markets plastic bags manufactured by another company; RC America, Inc., which purchases surplus inventory from manufacturers of consumer products, and markets and sells the products to mass merchandise retailers and other retail chains; BPI Packaging
(UK) Limited, which markets and sells the Company's products in Europe; and Market Media, Inc., which was organized in Fiscal 1996 and sells and markets in-store advertising programs and promotions.

SIGNIFICANT ACCOUNTING POLICIES

  Fiscal Year

         The Company utilizes a 52-53 week Fiscal year. Fiscal years ended February 23, 1996, February 24, 1995, and February 25, 1994, consisted of 52 weeks.

  Cash

         The Company's cash accounts are maintained substantially with two financial institutions. The concentration of credit risk with respect to cash is all amounts on hand at the financial institution in excess of the federally insured limits.

  Inventories

         The Company values its inventories at the lower-of-cost, determined using the first-in, first-out (FIFO) method, or market. Cost includes material and conversion costs.

  Property and Equipment

         Property and equipment are recorded at cost which includes costs of assets constructed or purchased, related delivery and installation costs and interest incurred on significant capital projects during their construction and installation periods. Property under capital leases is recorded at the lower of the present value of future minimum rental payments or the fair value of the property at the beginning of the lease term. Maintenance and repairs that do not extend the useful life of the asset or improve capacity are charged to expense when incurred. Machinery and equipment are depreciated using the straight-line method over a period of eleven years. Leasehold improvements consist of costs relating to buildings and equipment under lease and are amortized using the straight-line method over the remaining life of the lease.

         Property and equipment recorded at cost includes interest on funds borrowed to finance the acquisition, construction and installation of major capital additions. Such interest amounted to $100,045, $247,178 and $58,901 in Fiscal 1996, 1995 and 1994, respectively.

  Patents

         Costs associated with obtaining patents are capitalized as incurred and amortized on a straight-line basis over the shorter of the legal term of 17 years or the estimated economic life of the patent.

  Other Assets

         Other assets consist primarily of goodwill and long-term prepaid rent. Goodwill representing the excess of cost over the fair value of net assets acquired, is amortized on a straight line basis over a period of 10 years.
Long-term prepaid rent, representing the excess of cash paid over the expense accrued for certain operating leases, is amortized on a straight line basis over the life of the respective lease.

  Income Taxes

          The Company utilizes the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, it requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not to occur.

  Revenue Recognition and Concentration of Credit Risk

         The Company recognizes revenues on an accrual basis when the products are shipped. Concentration of credit risk with respect to accounts receivable is limited due to the number and diversity of customers comprising the Company's customer base. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

  Basis of Consolidation

         The consolidated financial statements include the results of the Company's wholly-owned subsidiaries, BPI Packaging, Inc., RC America, Inc., BPI Packaging (UK) Limited and Market Media, Inc.

  (Loss) Earnings Per Share

          (Loss) earnings per share is calculated based upon the weighted average common shares outstanding during the period including dilutive employee stock options, underwriter warrants, Class A and B warrants, and Series A and B Preferred Stock. Common stock equivalents are not reflected in the calculation in periods in which they would have an anti-dilutive effect.

  Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Approximately $330,000 in costs incurred during the second and third quarters of Fiscal 1996, related to start-up activities of Market Media, Inc., were expensed in the fourth quarter as revenues had not been realized by year-end. In addition, approximately $310,000 of costs incurred in the first two quarters of Fiscal 1996, related to the installation of certain equipment, were expensed in the fourth quarter due to a refinement of the installation period which was determined to have ended during the first quarter.

  Fair Value of Financial Instruments

           The Company's financial instruments are shown at fair value. The carrying amounts of cash, accounts receivable, note receivable, deposits, accounts payable and bank borrowings approximate fair value because of the short maturity of those instruments.

 Recent Accounting Pronouncements

         In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and Statement No. 123, "Accounting for Stock-Based Compensation". The Company is required to adopt these Statements during the fiscal year ending February 28, 1997 and is currently in the process of determining the impact of the adoption of these Statements on its financial statements.


NOTE 2:  ACCOUNTS RECEIVABLE

         Accounts receivable, net consists of the following:

                                        February 23,     February 24,
                                            1996             1995
                                            ----             ----
 Accounts receivable                    $2,273,132        $2,547,465
 Allowance for doubtful accounts           (95,000)          (30,000)
                                        ----------        ----------
                                        $2,178,132        $2,517,465
                                        ==========        ==========

NOTE 3:  INVENTORIES

         Inventories consist of the following:

                                       February 23,         February 24,
                                           1996                 1995
                                           ----                 ----
 Raw material                          $1,480,667            $3,905,093
 Finished goods                         2,446,930             1,419,000
                                      -----------            ----------
                                       $3,927,597            $5,324,093
                                       ==========            ==========

         Raw material includes virgin high density, high molecular weight polyethylene ("HMWPE") resin, re-processed HMWPE material, color inks and additives, and post-industrial scrap generated during the manufacturing process.


NOTE 4:   PROPERTY AND EQUIPMENT, NET

         Property and equipment consist of the following:

                                       February 23,          February 24,
                                           1996                   1995
                                           ----                   ----
Machinery and equipment                $26,671,579            $20,697,099
Leasehold improvements                   3,236,803              3,040,530
Office furniture and fixtures              253,805                215,039
Motor vehicles                              19,900                 36,328
                                       -----------            -----------
                                        30,182,087             23,988,996
Less accumulated depreciation
 and amortization                        5,867,438              3,444,128
                                       -----------            -----------
                                       $24,314,649            $20,544,868
                                       ===========            ===========

         The Company leases certain property and equipment under capital leases. Most equipment leases contain bargain purchase options exercisable at the end of the original lease. The following is a schedule of the future minimum payments under these leases, together with the present value of the net minimum payments as of February 23, 1996:

           Fiscal Year
           -----------
                  1997..............................                 $2,448,612
                  1998..............................                  2,448,612
                  1999..............................                  2,175,497
                  2000..............................                  1,410,103
                  2001..............................                    169,464
                                                                    -----------
          Total minimum lease payments                                8,652,288
          Less amount representing interest                           1,378,384
                                                                     ----------
          Total future principal payments of lease
                  obligations                                        $7,273,904
                                                                     ==========

         Assets recorded under capital leases, exclusive of installation costs and leasehold improvements, were as follows:
                                      February 23,           February 24,
                                          1996                   1995
                                          ----                   ----
Machinery and equipment               $12,451,201              $8,740,053
Less accumulated depreciation           1,711,654                 817,747
                                      -----------              ----------
                                      $10,739,547              $7,922,306
                                      ===========              ==========

         Depreciation and amortization expense relating to fixed assets was $2,452,131, $1,703,608, and $1,419,432 for the years ended February 23, 1996,
February  24, 1995 and  February  25,  1994,  respectively,  of which  $893,908,
$443,051 and $121,890, respectively, related to amortization of equipment held under capital leases.


NOTE 5:  NOTE RECEIVABLE AND NON -RECURRING CHARGE

         At February 24, 1995, Plasco East Partnership, a Massachusetts general partnership of corporations ("Plasco"), owed the Company $1,824,917 for manufacturing equipment it sold or subleased to Plasco. A reserve of $989,917 was established in Fiscal Year 1995 resulting in a non-recurring charge for $989,917 and a net note receivable balance of $835,000. In April 1995, the Company, through an independent auctioneer, conducted an auction of the equipment originally sold to Plasco and received proceeds of $650,000. An additional $65,000 was received in December 1995, from a third party guarantor. The remaining loan balance, plus additional costs incurred during Fiscal 1996, were offset against the reserve resulting in an additional loss of $140,504 for Fiscal 1996, which is included in selling, general and administrative expenses.


NOTE 6:  PREPAID EXPENSES AND OTHER ASSETS

         Prepaid expenses and other assets are comprised of the following:

                                      February 23,         February 24,
                                          1996                 1995
                                          ----                 ----
Spare parts and supplies              $  879,854           $   535,852
Prepaid insurance and
 other expenses                          205,404               144,803
                                      ----------           -----------
                                      $1,085,258           $   680,655
                                      ==========           ===========

NOTE 7:  PATENTS

                  The Company owns two patents and has applied for two other U.S. patents and certain foreign patents. A total of approximately $61,000, $71,000 and $98,000 of costs have been capitalized relating to these patent applications during Fiscal 1996, 1995, and 1994, respectively. Amortization expense of approximately $85,000, $76,000 and $70,000 has been recorded in Fiscal 1996, 1995 and 1994, respectively, with a total accumulated amortization balance of $313,000 and $229,000 at February 23, 1996 and February 24, 1995, respectively.

NOTE 8:  NOTE PAYABLE -BANK

         The Company has a $5,000,000 revolving line of credit with its commercial bank that is secured by accounts receivable and inventory. Borrowings under the line of credit are subject to 80% of qualifying accounts receivable and 50% of qualifying inventories (up to a maximum inventory loan of $2,500,000), less the aggregate amount utilized under all commercial and standby letters of credit and bank acceptances. The line of credit bears interest at the bank's prime rate plus 1% (9.25% at February 23, 1996), and provides for a 1/8th of 1% unused line fee and is subject to renewal annually. At February 23, 1996, the balance under the Line of Credit was $3,752,604 which is the maximum availability under the Line of Credit. At February 24, 1995, the availability under the line of credit was approximately $2,236,000 and the outstanding balance totaled $1,792,086.

         Terms of the revolving line of credit were modified by an amendment dated March 1, 1996, which reduced the line to $4,000,000 and increased the interest rate to the bank's prime rate plus 2.5%. Borrowings under the credit line secured by qualifying inventories are to be reduced in monthly decrements between March 1996 and August 1996, from 50% and a maximum of $2,500,000 to 35% and a maximum of $1,500,000. The amendment includes certain financial covenants that the Company must maintain, including debt services coverage, capital base and debt to equity covenants.


NOTE 9:  CAPITAL LEASE OBLIGATIONS

         The Company's capital lease obligations at February 23, 1996 and February 24, 1995 consisted of the following:
                                                 February 23,       February 24,
                                                    1996                1995
                                                    ----                ----
Obligations under capital leases (Note 4)        $7,273,904          $5,600,677

Less amounts due within one year                  1,832,847           1,104,985
                                                 ----------         -----------

Long-term portion                                $5,441,057         $ 4,495,692
                                                 ==========         ===========

         The following is a schedule by years of the combined aggregate amount of maturities for all capital lease obligations:
                                                              February 23,
         Fiscal year                                               1996
         -----------                                               ----
                  1997...............................         $  1,832,847
                  1998...............................            1,997,302
                  1999...............................            1,947,479
                  2000...............................            1,331,487
                  2001...............................              164,789
                                                              ------------
                                                              $  7,273,904
                                                              ============


NOTE 10: MANDATORILY REDEEMABLE PREFERRED STOCK

         The Company is authorized to issue up to an aggregate of 2,000,000 shares of $.01 par value preferred stock. In October 1990, the Company issued 36,674 shares of Series C Mandatorily Redeemable Preferred stock. The stock is 6% non-cumulative, non-voting and redeemable in two equal amounts of $183,369 on March 1, 1991 and March 1, 1992. The first payment of $183,369, for the redemption of 18,337 shares, was made in October 1992. The second payment of $183,369, for redemption of 18,337 shares, has been extended to February 28, 1997. The Series C Mandatorily Redeemable Preferred Stock retains a liquidation preference over the Series A Preferred Stock at a rate of $10.00 per share plus any declared but unpaid dividends (Note 11). At February 23, 1996, and February 24, 1995, there were 18,337 shares of Series C Mandatorily Redeemable Preferred Stock issued and outstanding.


NOTE 11: STOCKHOLDERS' EQUITY

         The Board of Directors has designated two classes of preferred stock included within stockholders' equity as follows:

         Series A, 8.5% Non-Cumulative, Redeemable, Convertible Preferred Stock ("Series A Preferred Stock"), convertible at the holder's option into one share of common stock of the Company at any time prior to redemption. At the Company's option, the stock is redeemable at $4.00 per share after not less than 30 nor more than 60 days written notice at any time beginning June 13, 1992 provided the closing bid price of the Company's common stock averages in excess of $9.00 per share for 30 consecutive trading days ending within five days of the notice of redemption. The Series A Preferred Stock votes with the common stock as a single class. At February 23, 1996, and February 24, 1995, there were 303,946 and 380,371 shares issued and outstanding, respectively.

         Series B, 6% Non-Cumulative, Non-Voting Convertible Preferred Stock ("Series B Preferred Stock"), redeemable and convertible at any time at $10 per share. Such stock retains a liquidation preference over the Series A Preferred Stock at a rate of $10 per share plus any declared but unpaid dividends. At February 23, 1996, and February 24, 1995, there were 146,695 shares of Series B Preferred Stock issued and outstanding.

         The Company issued to the underwriter of its second public offering, a warrant to purchase up to 50,000 units with each unit consisting of two shares of Series A Preferred Stock, one share of Common Stock and one Class A Redeemable Common Stock Purchase warrant ("Class A warrant"). The units subject to the underwriter's warrant are identical to the units sold to the public, except that the Series A Preferred Stock and the Class A warrant are not subject to redemption by the Company and the exercise price of the unit is $13.75 per unit and the exercise price for the Class A warrant underlying this underwriter's warrant is $6.50. The underwriter's warrants are exercisable for
1.06 shares of Common Stock from June 13, 1992 through June 13, 1996.

         On October 7, 1992, the Company completed a third public offering of 1,400,000 units (plus an additional 126,000 units subsequently purchased as a partial exercise of the underwriter's over-allotment option) at $5.00 per unit. Each unit consisted of one share of Common Stock, one Class A Redeemable Warrant and one Class B Redeemable Warrant. Each Class A Redeemable Warrant initially entitled the registered holder thereof to purchase one share of Common Stock at $5.00 per share at any time through October 6, 1994. In September 1994, the terms of the Class A Redeemable Warrants were modified. As modified, each Class A Warrant entitled the registered holder thereof to purchase one share of Common Stock at a reduced price of $4.00 per share through October 28, 1994. The period of time to exercise the Class A Warrants was extended from October 6, 1994 to 5:00 p.m. (EST) on October 28, 1994. For each Class A Warrant exercised on or before October 28, 1994 at the reduced exercise price of $4.00, the warrantholder was entitled to extend the period of exercise for a second class A Warrant held by the warrantholder for a period through March 31, 1995, at the original exercise price of $5.00 (the "50% Option"). The expiration date of March 31, 1995, was subsequently extended to June 15, 1995. An aggregate of 40,950 Class A Redeemable Warrants were exercised at the original price of $5.00. An aggregate of 1,124,435 Class A Redeemable Warrants were exercised at the reduced price of $4.00, of which 272,100 were exercised pursuant to the 50% Option. Of the 272,100 Class A Redeemable Warrants exercised pursuant to the 50% Option, an aggregate of 48,725 warrants were exercised at the reduced price of $3.75 on or before June 16, 1995.

         Each Class B Redeemable Warrant from the third public offering entitles the holder thereof to purchase one share of common stock at $9.00 per share at any time through October 7, 1996. In connection with certain private placements by the Company to overseas investors and accredited investors, the exercise price and shares purchasable upon the exercise of the Class B warrants were adjusted. As a result of such adjustment, each Class B Warrant entitles the holder to purchase 1.04 shares of Common Stock at $8.65 per share at any time through October 6, 1996. The warrants are subject to redemption at $.05 per warrant, on 30 days written notice, provided the last sale price of the common stock as reported on the NASDAQ National Market System for 10 consecutive trading days ending within 25 days of the notice of redemption, averages at least $14.00 per share for redemption of the Class B Redeemable Warrants.

          In addition, the Company issued to the underwriter in the third public offering, a warrant to purchase up to 140,000 units. The units subject to the underwriter's warrant are identical to the units sold to the public, except that the exercise price of the units will be $5.78 per unit, each unit consisting of one share of Common Stock, one Class A Warrant and one Class B Warrant. The Class A Warrants underlying the underwriter's Warrant II expired in October 1994. The exercise price of the underlying Class B Warrants is $11.25 per share. The underwriter's warrants are exercisable from October 7, 1993 through October 7, 1997.

         The Company has reserved 3,422,536 shares of Common Stock for issuance upon exercise of outstanding warrants and employee stock options granted or available for grant (Note 18), upon the conversion of preferred stock and in connection with the agreement with RC America, Inc. On February 26, 1994, the Company issued 200,000 shares of its Common Stock in exchange for the 49.5% minority interest in RC America, Inc., a consolidated subsidiary, as discussed in Note 15. On May 23, 1995, an additional 17,400 shares of Common Stock were issued based on the operating results of RC America, Inc. for Fiscal 1995. Based on the operating results of RC America, Inc. for Fiscal 1996, an additional 2,550 shares were issued in May 1996.

         Holders of the Series A Preferred Stock are entitled to receive, in each fiscal year in which the Company attains net earnings after tax, as defined, non-cumulative dividends at the annual rate of $0.34 per share. Such dividends will be payable in cash if net earnings after tax exceed 150% of the amount necessary to pay the dividends and in cash, common stock, or any combination thereof if such net earnings are less than such amount. Dividends on the Series B Preferred Stock and Series C Mandatorily Redeemable Preferred Stock are payable before any dividends are paid or declared for the Series A Preferred Stock and the common stock. The holders of the Series B Preferred Stock and the Series C Mandatorily Redeemable Preferred Stock are entitled to receive non-cumulative dividends at an annual rate of $.60 per share payable in cash.

         From February 27, 1993 through February 25, 1994, a total of 1,342,000 shares were issued in a private placement with net proceeds of $5,991,239. During the period February 26, 1994, through February 24, 1995, a total of 626,470 shares were issued in a private placement with net proceeds of $2,134,755. There were no private placements during Fiscal 1996.

NOTE 12: INCOME TAXES

         Due to the taxable loss incurred and the availability of net operating losses, there was no tax provision or benefit recorded in Fiscal 1996. Accordingly, the effective tax rate is zero percent as compared to the Federal statutory rate of 34%.

Cumulative temporary differences are as follows:

                                             February 23,        February 24,
                                                1996                 1995
                                                ----                 ----
Deferred tax assets:
         Reserves                           $      44,264        $    430,179
         Inventory accounts                        61,969              88,014
         Investment tax credit                    398,276             397,335
         Net operating loss                     7,021,155           4,998,187
                                            -------------         -----------
            Total deferred tax assets           7,525,664           5,913,715
                                            =============        ============


Deferred tax liabilities:
         Excess depreciation                      182,911             362,355
         Accrued rent                              71,903              92,519
         Patent costs                             442,790             452,198
                                             ------------       -------------
             Total deferred tax liabilities       697,604             907,072
                                             ============       =============


Net deferred tax asset before valuation
  allowance                                     6,828,060           5,006,643
Less: valuation allowance                       6,828,060           5,006,643
                                             ------------        ------------
Net deferred tax asset                       $          0        $          0
                                             ============        ============

          A valuation allowance is required to be established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has determined that a valuation allowance is required since it is not certain that the results of future operations will generate sufficient taxable income to realize the deferred tax asset. The deferred tax asset and related valuation reserves will be reviewed as management's actions, such as increasing manufacturing capacity, take effect and produce favorable results.

         At February 23, 1996, the Company had available for federal and state income tax purposes unused net operating loss (NOL) carryforwards approximating $17,848,000 and $15,196,000, respectively. The federal carryforwards expire in various amounts beginning in the year 2003, and the state carryforwards expire in various amounts from 1997 through 2002. The Company has available state investment tax credit carryforwards of approximately $284,000 expiring in various amounts from 1998 to 2002, and approximately $114,000 in carryforwards with unlimited expirations.

         A substantial change in the Company's ownership, as defined in section 382 of the Internal Revenue Code, may significantly limit the future utilization of the federal NOL carryforwards incurred prior to an ownership change. In Fiscal 1994 and Fiscal 1991, a substantial change in ownership did occur; however, management believes that such limitations will not significantly restrict future utilization of the Company's federal NOL carryforwards.


NOTE 13: OPERATING LEASES AND COMMITMENTS

         The Company's lease agreement for its Dighton facilities was renegotiated effective January 1, 1996 and runs for a period of twelve years. The Company has entered into operating leases for certain manufacturing equipment expiring on various dates through 2007.

         The future minimum rental commitments under noncancelable operating leases as of February 23, 1996 are as follows:

         Fiscal Year
         -----------
                  1997.........................            $1,275,000
                  1998.........................             1,081,000
                  1999.........................             1,054,000
                  2000.........................               936,000
                  2001.........................               630,000
                  Thereafter ..................             2,621,000
                                                          -----------
                                                           $7,597,000
                                                           ==========

         Rent expense under operating leases was $1,583,000, $1,404,000 and $1,235,000 for the years ended February 23, 1996, February 24, 1995, and February 25, 1994, respectively.

NOTE 14: MAJOR CUSTOMERS

         For Fiscal 1996, sales to two customers represented approximately 15% and 10% of total sales, respectively. Sales to two customers in Fiscal 1995, represented approximately 12% and 13% of total sales, respectively. There were no sales in excess of 10% of total sales for any individual customer in Fiscal 1994.

NOTE 15: RELATED PARTY TRANSACTIONS

          Loans made to an officer totaled $362,649 at February 23, 1996, and $294,366 at February 24, 1995, and bear interest at the rate the Company is charged by its bank. The loans were due and payable February 23, 1996, and payment terms have subsequently been extended through February 28, 1997.

         Loans made to an officer during Fiscal 1996 totaled $105,957 at February 23, 1996, including interest at the rate the Company is charged by its bank.

         The Company acquired in Fiscal 1993 a 50.5% interest, in exchange for $125,000, in a company (RC America, Inc.) founded and managed by the 49.5% minority shareholder, Ronald Caulfield, a brother of the Company's president. The accounts of RC America, Inc. are included in the Company's consolidated financial statements. On February 26, 1994, the Company entered into a stock exchange agreement (the Agreement) to exchange 200,000 shares of its common stock at their estimated fair market value for Ronald Caulfield's 49.5% minority interest in RC America, Inc. Effective February 26, 1994 Ronald Caulfield exchanged his shares in accordance with the Agreement. As a result, RC America, Inc. is now a wholly owned subsidiary of the Company. The Agreement also contains demand and piggy-back registration rights and provides for the issuance to Ronald Caulfield of up to an additional 100,000 shares of the Company's common stock over a five year period based on RC America, Inc. attaining certain levels of pre-tax earnings. Based on the operating results of RC America, Inc. for Fiscal 1996, a total of 2550 shares of Common Stock were earned and were issued to Mr. Ronald Caulfield in May 1996. In Fiscal 1995, a total of 17,400 shares of common stock were earned and were issued on May 23,1995. In addition, Ronald Caulfield entered into a five year employment agreement with RC America, Inc. which provides for certain bonus, severance and non-compete arrangements.

         The value of the stock issued pursuant to the Agreement exceeded the book value of the assets acquired and the Company has recognized goodwill of $800,000 which is being amortized over ten years. Issuance of the 17,400 shares of common stock resulted in $71,862 of additional goodwill. At February 23, 1996, $789,402 of unamortized goodwill related to these transactions is included in Other Assets, which includes $85,525 of unamortized goodwill from the initial acquisition cost of $125,000. Accumulated amortization totaled $207,460 and $106,975 at February 23, 1996 and February 24, 1995, respectively.

NOTE 16: EMPLOYMENT AGREEMENTS

         In October 1993, the Company entered into employment agreements with certain officers. Among other things, these agreements provide for minimum base compensation of $750,000 in the aggregate plus incentive compensation based on pre-tax profits and for severance payments which approximate two years of base compensation. Each of these agreements will expire on June 30, 1998.

         Ivan J. Hughes, a director of the Company, is the President of the Plastics Division Duro Bag Manufacturing Company ("Duro"). For Fiscal 1996, Duro accounted for approximately 10% of the Company's sales.

NOTE 17: COMMITMENTS AND CONTINGENCIES

           From time to time, the Company is involved in litigation arising from the normal course of business. The outcome of such litigation is not expected to have a material impact on the financial statements.

         The Company entered into an operating lease in December 1994, that required a letter of credit in the amount of $317,000. The letter of credit expires in October 1996.

          At February 23, 1996, the Company had commitments to purchase approximately $2,400,000 of machinery and equipment.

NOTE 18: STOCK OPTION PLAN

         In May 1990, the Company adopted a stock option plan and on October 25, 1993, the Board of Directors approved a stock option plan that provides certain individuals the right to purchase up to 200,000 shares and 750,000 shares, respectively, of common stock. The Board of Directors determines those individuals who shall receive options, the time period during which the options may be exercised, and the number of shares of common stock that may be purchased and the exercise price (which cannot be less than the fair market value of the common stock on the date of grant).

                  Transactions under the stock option plans for each of the three years in the period ended February 23, 1996, are summarized as follows:

                                          Number of          Price range
                                            shares            per share
                                            ------            ---------
Outstanding at February 26, 1993            138,250            $3.00-$6.25

Granted                                     642,880            $4.00-$5.375
Exercised                                   (16,250)           $3.00-$3.88
Canceled                                     (6,250)           $3.00-$3.88
                                            -------
Outstanding at February 25, 1994            758,630            $3.00-$6.25
Granted                                      32,000            $4.44
Canceled                                    (11,675)           $5.75-$5.88
                                            -------
Outstanding at February 24,1995             778,955            $3.00-$6.25
Granted                                      47,000            $4.00-$5.50
Canceled                                    (30,325)           $5.375-$6.25
                                            -------
Outstanding at February 23, 1996            795,630            $3.00-$6.25
                                            =======

           Of the total options outstanding, 466,025 were exercisable at February 23, 1996. There were 138,120 options available for future grant at February 23, 1996. No compensation expense has been recognized in connection with the granting of stock options because the exercise price has exceeded the market price of the Company's common stock at the measurement date.

NOTE 19: SUBSEQUENT EVENT

         During the first quarter of Fiscal 1997 the Company raised additional financing through the sale of common stock to investors which was exempt from registration under the Securities Act of 1933, as amended. The Company received net proceeds of $3,297,113 from the sale of an aggregate 1,558,100 shares of Common Stock and 100,000 shares of Series A Preferred Stock through private placements and the exercise of underwriters warrants. The proceeds were used for general corporate purposes and the paydown of bank debt.

Schedule II

Rule 12-09              Valuation and Qualifing Accounts and Reserves

Column A                Column B          Column C          Column D        Column E

Description            Balance at        Additions         Deductions      Balance at end
                      beginning of    Charged to costs      Accounts         of period
                         period         and expenses       written off
Doubtful     2/27/93     34,083           37,568              51,651           20,000     2/25/94
Accounts     2/26/94     20,000           36,075              26,075           30,000     2/24/95
& Credits    2/25/95     30,000           93,606              28,606           95,000     2/23/96

                                       S-1









                        BPI PACKAGING TECHNOLOGIES, INC.

                                  EXHIBIT INDEX



Exhibit
  No.                                  Title
  ---                                  -----

 10a Amendment No. 1 to Loan and Security Agreement by and between the Company and Citizens Savings Bank.

 10b Amendment No. 2 to Loan and Security Agreement by and between the Company and Citizens Savings Bank.

 10c              Amendment to Promissory Note of Dennis N. Caulfield.

 10d              Lease for premises at 455-473 Somerset Avenue,  North Dighton,
                  Massachusetts.

 23               Consent of Price Waterhouse LLP

 27               Financial Data Schedule