Form 10-Q
period 1996-05-24
BPI PACKAGING TECHNOLOGIES INC
filed 1996-07-08
CIK 866751

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarterly Period Ended                                Commission File Number
     May 24, 1996                                                1-10648
     ------------                                                -------


                        BPI Packaging Technologies, Inc.
                        --------------------------------
             (Exact name of Registrant as specified in its Charter)


      Delaware                                                 04-2997486
      --------                                                 ----------
(State of Other Jurisdiction                                (I.R.S. Employer
 Incorporation of Organization)                           Identification Number)


455 Somerset Avenue, Dighton, Massachusetts                       02764
- -------------------------------------------                       -----
(Address of Principal Executive Offices)                        (Zip Code)


                                 (508) 824-8636
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X                           No
                          ---                             ---

As of July 1, 1996, there were issued and outstanding 13,418,359 shares of Common Stock and 372,146 shares of Series A Preferred Stock.







                        BPI PACKAGING TECHNOLOGIES, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                          PAGE NO.
- ------------------------------                                          --------


ITEM 1.       Financial Statements (Unaudited)

              Balance Sheets - May 24, 1996 and February 23, 1996..............1

              Statements of Operations - Three Months Ended
                May 24, 1996 and May 26, 1995..................................3

              Statements of Cash Flows - Three Months Ended
                May 24, 1996 and May 26, 1995..................................4

              Notes to Financial Statements - May 24, 1996.....................5

ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................7

PART II - OTHER INFORMATION
- ---------------------------

ITEM 1.       Legal Proceedings...............................................12

ITEM 2.       Changes in Securities...........................................12

ITEM 3.       Default Upon Senior Securities..................................12

ITEM 4.       Submission of Matters to a Vote of Security-Holders.............12

ITEM 5.       Other Information...............................................12

ITEM 6.       Exhibits and Reports on Form 8-K................................13

SIGNATURES....................................................................14
- ----------


                                       -i-


PART I.      FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS


                        BPI PACKAGING TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                                                MAY 24,           FEBRUARY 23,
                                                                                 1996                 1996
                                                                           ------------------   -----------------
                                                                              (UNAUDITED)
Current assets
    Cash                                                                     $     1,783,380       $     109,093
    Accounts receivable, net                                                       2,931,481           2,178,132
    Inventories                                                                    4,314,281           3,927,597
    Prepaid expenses and other assets                                              1,088,655           1,085,258
                                                                           ------------------   -----------------
          Total current assets                                                    10,117,797           7,300,080
                                                                           ------------------   -----------------

Property and equipment, net                                                       24,506,626          24,314,649
                                                                           ------------------   -----------------

Patents, net                                                                       1,093,488           1,099,553
Deposits - leases and equipment purchases                                            744,116             802,383
Loans to officers                                                                    383,808             468,606
Other assets                                                                       1,322,432           1,292,704
                                                                           ------------------   -----------------
                                                                                   3,543,844           3,663,246
                                                                           ------------------   -----------------

                                                                              $   38,168,267        $ 35,277,975
                                                                           ==================   =================



                   The accompanying notes are an integral part of these consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                MAY 24,           FEBRUARY 23,
                                                                                 1996                 1996
                                                                           ------------------   -----------------
                                                                              (UNAUDITED)
Current liabilities
    Note payable - bank                                                      $     3,413,486       $   3,752,604
    Capital lease obligations due within one year                                  2,012,842           1,832,847
    Accounts payable                                                               4,778,046           3,871,699
    Other accrued expenses                                                           305,886             427,428
    Series C mandatorily redeemable preferred stock,
      $.01 par value, at stated value                                                183,369             183,369
                                                                           ------------------   -----------------
          Total current liabilities                                               10,693,629          10,067,947
                                                                           ------------------   -----------------

Capital lease obligations-long-term portion                                        5,390,364           5,441,057

Stockholders' Equity
    Series B convertible preferred stock, $.01 par value                           1,466,954           1,466,954
    Series A convertible preferred stock, $.01 par value                           1,339,184           1,215,784
    Common stock, $.01 par value; shares authorized - 30,000,000;  shares issued and outstanding - 13,386,959 at
      May 24, 1996 and 11,800,909 at February 23, 1996                               133,870             118,009
    Capital in excess of par value                                                36,764,225          33,615,213
    Accumulated deficit                                                          (17,619,959)        (16,646,989)
                                                                           ------------------   -----------------
                                                                                  22,084,274          19,768,971
                                                                           ------------------   -----------------

Commitments and contingencies

                                                                              $   38,168,267        $ 35,277,975
                                                                           ==================   =================




                   The accompanying notes are an integral part of these consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                   -------- THREE MONTHS ENDED -------
                                                                      MAY 24,              MAY 26,
                                                                       1996                 1995
                                                                 ------------------   ------------------
                                                                              (UNAUDITED)

Net sales                                                           $    6,514,734       $    6,464,213
Cost of goods sold                                                       5,568,054            4,855,556
                                                                 ------------------   ------------------
  Gross profit                                                             946,680            1,608,657

Operating expenses
  Selling, general and administrative                                    1,633,555            1,365,616
                                                                 ------------------   ------------------
                                                                         1,633,555            1,365,616
                                                                 ------------------   ------------------

    (Loss) income from operations                                         (686,875)             243,041

Other income (expense)
  Interest expense                                                        (288,479)            (139,127)
  Interest income                                                            2,384                7,815
                                                                 ------------------   ------------------


Net (loss) income                                                     $   (972,970)    $        111,729
                                                                 ==================   ==================




(Loss) income per share                                               $      (0.08)    $           0.01
Weighted average common shares outstanding                              12,192,942           12,216,997






                   The accompanying notes are an integral part of these consolidated financial statements



                        BPI PACKAGING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                       ----------- THREE MONTHS ENDED ----------
                                                                             MAY 24,              MAY 26,
                                                                               1996                1995
                                                                        ------------------- --------------------
                                                                                      (UNAUDITED)
Cash flows from operating activities:
  Net (loss) income                                                      $        (972,970)  $          111,729
                                                                        ------------------- --------------------

  Adjustments to reconcile  net income to net cash provided
   (used) by operating activities:
      Depreciation and amortization                                                823,380              577,652
      Increase in accounts receivable - trade                                     (753,349)              (7,044)
      Increase in inventories                                                     (386,684)          (1,376,279)
      Increase in prepaid expenses and other current assets                         (3,397)            (135,481)
      Increase (decrease) in accounts payable                                      906,347             (513,563)
      Decrease in other accrued expenses                                          (121,543)             (74,620)
                                                                        ------------------- --------------------
          Total adjustments                                                        464,754           (1,529,335)
                                                                        ------------------- --------------------
              Net cash used by operating activities                               (508,216)          (1,417,606)
                                                                        ------------------- --------------------

Cash flows from investing activities:
    Additions to property and equipment                                           (374,937)            (882,823)
    Cost of patents                                                                (15,685)             (12,439)
    Decrease (increase) in deposits, net                                            58,267              (13,968)
    Decrease (increase) in advance to officers                                      84,798             (117,437)
    Decrease in note receivable                                                          0              618,368
    (Increase) decrease in other assets, net                                       (53,228)               3,487
                                                                        ------------------- --------------------
              Net cash used by investing activities                               (300,785)            (404,812)
                                                                        ------------------- --------------------

Cash flows from financing activities:
    Net (payments) borrowings under note payable - bank                           (339,118)           1,038,249
    Principal payments on capital lease obligations                               (460,767)            (276,576)
    Proceeds from equipment financings                                                   0              330,808
    Net proceeds from sales of stock and exercise of warrants                    3,283,173                    0
                                                                        ------------------- --------------------
              Net cash provided by financing activities                          2,483,288            1,092,481
                                                                        ------------------- --------------------

Net increase (decrease) in cash                                                  1,674,287             (729,937)
Cash at beginning of period                                                        109,093            1,350,450
                                                                        ------------------- --------------------
Cash at end of period                                                   $         1,783,380   $         620,513
                                                                        =================== ====================





                   The accompanying notes are an integral part of these consolidated financial statements.


                        BPI PACKAGING TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements.

         In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the three month period ended May 24, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1997.

         For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for BPI Packaging Technologies, Inc. (the "Company") for the year ended February 23, 1996.

NOTE 2: EARNINGS PER SHARE

         Earnings per share is calculated based upon the weighted average common shares outstanding during the period including dilutive employee stock options, underwriter warrants, Class A and B warrants, using the treasury stock method as applicable, and Series A and B Preferred Stock. Common stock equivalents are not reflected in the calculation in periods in which they would have an anti-dilutive effect.

NOTE 3: ACCOUNTS RECEIVABLES

         Accounts receivable, net consists of the following:

                                                                MAY 24,              FEBRUARY 23,
                                                                 1996                    1996
                                                              ----------            --------------
Accounts receivable                                           $3,024,026                $2,273,132
Allowance for doubtful accounts                                  (92,545)                  (95,000)
                                                              ----------            --------------
                                                              $2,931,481                $2,178,132
                                                              ==========            ==============

NOTE 4: INVENTORIES

         Inventories consist of the following:

                                                                MAY 24,                FEBRUARY 23,
                                                                 1996                      1996
                                                              ----------                ----------
Raw materials                                                 $1,107,227                $1,480,667
Finished goods                                                 3,207,054                 2,446,930
                                                              ----------                ----------
                                                              $4,314,281                $3,927,597
                                                              ==========                ==========

NOTE 5: NOTE PAYABLE-BANK

         The Company has a $4,000,000 revolving line of credit from a commercial bank that is secured by accounts receivable and inventory. Borrowings under the line of credit are subject to 80% of qualifying accounts receivable and 40% of qualifying inventories (up to a maximum inventory loan of $2,000,000), less the aggregate amount utilized under all commercial and standby letters of credit and bank acceptances. The line of credit bears interest at the bank's prime rate plus 2.5% (10.75% at May 24, 1996), and provides for a 1/8th of 1% unused line fee and is subject to renewal annually. At May 24, 1996, availability under the line of credit was approximately $460,000 and the balance under the line of credit was $3,413,486.

         Under the terms of an amendment dated March 1, 1996, borrowings under the line of credit secured by qualifying inventories are to be reduced to 35% and a maximum of $2,000,000 on July 1, 1996, and effective August 1, 1996 and thereafter to 35% and a maximum of $1,500,000. The amendment includes certain financial covenants that the Company must maintain, including debt service coverage, capital base and debt to equity covenants.

NOTE 6: CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MAY 24, 1996



                               SCHEDULE FOLLOWING




NOTE 7: RC AMERICA, INC.

         On May 15, 1996, the Company issued 2,550 shares to Ronald Caulfield as part of the February 26, 1994 agreement providing for the issuance of up to an additional 100,000 shares of the Company's Common Stock over a five year period based on RC America, Inc. attaining certain levels of pre-tax earnings. The Agreement also contains demand and piggy-back registration rights for the shares.

                        BPI PACKAGING TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE THREE MONTHS ENDED MAY 24, 1996

                                                   SERIES A CONVERTIBLE SERIES B CONVERTIBLE
                                  COMMON STOCK       PREFERRED STOCK      PREFERRED STOCK   CAPITAL IN
                              -------------------- -------------------- ------------------- EXCESS OF     ACCUMULATED
                                SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    PAR VALUE       DEFICIT     TOTAL
                              ---------- --------- --------- ---------- -------- ---------- ----------- ------------- -----------
Balance at February 23, 1996  11,800,909 $118,009   303,946  $1,215,784 146,695  $1,466,954 $33,615,213 ($16,646,989) $19,768,971
Sale of common stock pursuant
 to Regulation S and
 Regulation D private
 placement offerings,
 net of issuance costs         1,155,500   11,555                                             2,191,568                 2,203,123
Sale of common and preferred
 stock pursuant to partial
 exercise of underwriter's
 warrants from second public
 offering, net of issuance
 costs                           402,600    4,026   100,000     225,000                         851,024                 1,080,050
Conversion of Series A
 convertible preferred stock
 to common stock                  25,400      254   (25,400)   (101,600)                        101,346                    ---
Issuance of common stock
 based on RC America's
 FY96 results                      2,550       26                                                 5,074                     5,100
Net loss for the quarter
 ended May 24, 1996                                                                                         (972,970)    (972,970)
                              ---------- --------- --------- ---------- -------- ---------- -----------  -----------  -----------
Balance at May 24, 1996       13,386,959 $133,870   378,546  $1,339,184 146,695  $1,466,954 $36,764,225 ($17,619,959) $22,084,274
                              ========== ========= ========= ========== ======== ========== ===========  ===========  ===========




                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS OR INFORMATION

         Certain statements contained in this Form 10-Q are not based on historical facts, but are "foward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, that are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve the results anticipated in any forward-looking statements is subject to certain risks and uncertainties, including, but not limited to, the general economy, product demand, market acceptance of products, fluctuations in operating results, competition, continued availability of capital and financing, and other factors affecting the Company's business beyond the Company's control.

RESULTS OF OPERATIONS

         FIRST QUARTER OF FISCAL YEAR 1997 COMPARED TO FIRST QUARTER OF FISCAL YEAR 1996

         For the first quarter of Fiscal 1997, ended May 24,1996, the Company had sales totaling $6,514,734 as compared to sales of $6,464,213 for the first quarter of Fiscal 1996, ended May 26, 1995, an increase of 1%.

         The Company's core bag and film business (traditional plastic grocery carryout bags and proprietary plastic carryout bags of "T-shirt sack" design and plastic film products) had sales of $6,147,026 in the first quarter of Fiscal 1997 compared to $5,528,304 in the first quarter of Fiscal 1996, an increase of 11%. Bags sold increased 22.8% and bag selling prices decreased an average of 14% compared to the previous year.

         Sales of the Company's proprietary bag products (FRESH-SAC(R) T-shirt sack produce bag, HANDI-SACTM and MAXI-SACTM) were $1,457,280 in the first quarter of Fiscal 1997 compared to sales of $1,552,799 in the first quarter of Fiscal 1996, a decrease of 6%. Management expects that sales of proprietary bag products will increase significantly in Fiscal 1997 and that the 6% decrease in the first quarter does not, in the opinion of management, constitute a trend. Sales of HANDI-SAC(TM) increased 116% and sales of MAXI-SAC(TM) increased 357%, while sales of FRESH-SAC(R) decreased 40% compared to the same period last year primarily because of unit price decreases to reposition this product line, the loss of accounts through merger and changes in customer distribution channels. Sales of traditional products were $3,858,557 in the first quarter of Fiscal 1997 compared to sales of $3,477,013 in the first quarter of Fiscal 1996, an increase of 11% (the number of traditional grocery carryout bags sold increased 39% and the unit sales price decreased 20%). Sales of film products were $831,189 in the first quarter of Fiscal 1997 compared to sales of $498,492 in the first quarter of Fiscal 1996, an increase of 67%. Sales from RC America, Inc. were $367,708 in the first quarter of Fiscal 1997 compared to sales of $610,769 in the first quarter of Fiscal 1996, a decrease of 40%. RC America's sales may fluctuate significantly from quarter to quarter due to the nature of its business and the timing of transactions. BPI Packaging, Inc. did not have any sales of products purchased from Integrated Bagging Systems Corporation in the first quarter of Fiscal 1997 compared to sales of $325,140 in the first quarter of Fiscal 1996 because resources were not allocated to this subsidiary.

         Cost of goods sold for the first quarter of Fiscal 1997 was $5,568,054 compared to $4,855,556 in the first quarter of Fiscal 1996. Cost of goods sold as a percentage of sales was 85% for the first quarter of Fiscal 1997, compared to 75% for the first quarter of Fiscal 1996. The increase in cost of goods sold as a percentage of sales was due primarily to an increase in material costs relative to the selling prices of the Company's products. Several factors contributed to this result: (i) in the third quarter of Fiscal 1996, a proprietary bag program to which the Company had allocated more than 25% of its manuafacturing capacity was cancelled by a major retail chain. The cancellation of this program negatively affected sales, margins, and product mix in the first quarter of Fiscal 1997. The manufacturing capacity released by the program cancellation was partially replaced with lower margin traditional grocery T-shirt sacks which have higher material costs compared to proprietary products as a percentage of the selling price; and (ii) sales of traditional products increased by 11% compared to a decrease in sales of proprietary products of 6% resulting in an unfavorable product mix, which had higher material costs relative to selling prices. Proprietary products were 22.4% of sales in the first quarter of Fiscal 1997 compared to 24.0% of sales in the same period last year. Cost of goods sold as a percentage of sales is expected to decrease when, as management expects, proprietary bag sales increase as a percentage of sales.

         Selling, general and administrative expense for the first quarter of Fiscal 1997 was $1,633,555 compared to $1,365,616 in the first quarter of Fiscal 1996. The increase is primarily related to sales and marketing activity for proprietary bag and in-store advertising and promotion products, as well as start-up costs for Market Media, Inc.

         Interest expense for the first quarter of Fiscal 1997 was $288,479 compared to $139,127 for the first quarter of Fiscal 1996. The increase reflects greater borrowing activity for debt related to equipment acquisitions.

         Net loss was $972,970 for the first quarter of Fiscal 1997 compared to net income of $111,729 for the first quarter of Fiscal 1996. The net loss was due primarily to increased cost of goods sold and increased selling, general and administrative expenses. The net loss included a non-cash charge for depreciation and amortization of $823,380. Approximately 50% of the net loss occurred in March, and the net losses for April and May were progressively lower. Sales for June were approximately $3.5 million and preliminary estimates indicate improved operating results for the month. Management expects that this fiscal year will be profitable based on anticipated increases in sales of proprietary bag and in-store advertising and promotion products.

         Operating profits (loss) for the various business segments are as follows:

                                                     Fiscal 1997                Fiscal 1996
                                                     -----------                -----------
Proprietary, traditional and film products            ($166,417)                 $ 537,486

RC America, Inc.                                        (21,402)                    32,432

BPI Packaging, Inc.                                           0                     39,031

Market Media, Inc.                                     (141,742)                         0

Unallocated corporate overhead                         (357,314)                  (365,908)
                                                    -----------                -----------

Operating (loss) profit                                (686,875)                   243,041

Interest expense, net                                  (286,095)                  (131,312)
                                                    -----------                  ---------

Net (loss) income                                     ($972,970)                  $111,729
                                                    ===========                  =========

LIQUIDITY AND CAPITAL RESOURCES

         BANK LOANS

         The Company has a $4,000,000 revolving line of credit secured by accounts receivable and inventory. Borrowings under the line of credit are subject to 80% of qualifying accounts receivable and 40% of qualifying inventories up to a maximum inventory loan of $2,000,000, less the aggregate amount utilized under all commercial and standby letters of credit and bank acceptances. The line of credit bears interest at the bank's prime rate plus 2.5% (10.75% at May 24, 1996), and provides for a 1/8th of 1% unused line fee and is subject to renewal annually. At May 24, 1996, availability under the line of credit was approximately $460,000 and the balance under the line of credit was $3,413,486.

         Under the terms of an amendment dated March 1, 1996, borrowings under the line of credit secured by qualifying inventories are to be reduced to 35% and a maximum of $2,000,000 on July 1, 1996, and effective August 1, 1996 and thereafter to 35% and a maximum of $1,500,000. The amendment includes certain financial covenants that the Company must maintain, including debt service coverage, capital base, and debt to equity covenants.

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

         SALES OF SECURITIES

         During the first quarter of Fiscal 1997, the Company received additional equity funding through the sale of Common Stock from a Regulation S and a Regulation D offering, and the exercise of underwriters warrants. The Company received net proceeds of $3,283,173 from the sale of an aggregate of 1,558,100 shares of Common Stock and 100,000 shares of Series A Preferred Stock. The proceeds were used for general corporate purposes and the reduction of bank debt. The Company may raise additional financing through the sale of equity or debt securities to pay for all or part of the planned increase in capacity at the Dighton facility during the next six months as well as to increase general working capital. The Company has no commitments for such financing, and no assurance can be given that additional financings will be successfully completed or that such financing will be available or, if available, will be on terms favorable to the Company.

         EQUIPMENT AND LEASE FINANCING

         From March 1994 through May 1996, the Company acquired through purchase or lease approximately $16 million in additional equipment to increase manufacturing capacity and efficiency and to expand the Company's product line. The equipment was financed from the sale of equity securities and from equipment lease financing and bank loans.

         The Company currently has outstanding commitments to purchase an additional $1.8 million in state-of-the-art extrusion and bag making equipment all of which the Company expects to purchase and install during the fiscal year ending February 28, 1997. Management intends to finance the purchase of the new equipment primarily through equipment lease financing. No assurance can be given that the Company will be able to obtain new equipment financing through banks or equipment lessors.

         CASH FLOW

         During the first quarter of Fiscal 1997, the Company generated $823,380 from depreciation and amortization and $906,347 from an increase in accounts payable. The Company also received net proceeds of $3,283,173 from the sale of an aggregate of 1,558,100 shares of Common Stock and 100,000 shares of Series A Preferred Stock. While $374,937 was used to purchase equipment and for plant improvements, $753,349 and $386,684 were used to finance an increase in accounts receivable and inventory, respectively. An additional $460,767 was used to make principal payments on capital lease obligations. At May 24, 1996, stockholders' equity was $22,084,274, as compared to $24,231,795 at May 26, 1995. The
Company's current ratio decreased from 1.48:1 at May 26, 1995 to 0.94:1 at May 24, 1996. The net book value of property and equipment increased from $21,170,958 at May 26, 1995 to $24,506,626 at May 24, 1996.

         At the end of the first quarter of Fiscal 1997, cash and borrowing availability under BPI's bank lines of credit totaled $2,243,380. BPI plans to invest in the new equipment and marketing programs based on its Fiscal 1997 business plan. Management expects that the total of cash and borrowing availability will increase, even if operations are only at break-even, for Fiscal 1997.

         To date, the Company has generated cash flows from financing activities, including sales of equity securities and bank lines of credit. Management believes that fixed asset or lease financing is now available at competitive rates from institutional lenders and leasing companies to finance a substantial part of the planned $1.8 million increase in capacity at the Dighton facility during this fiscal year, and that its current bank line of credit, together with anticipated cash from operations, will be sufficient to fund the Company's current operations. The Company may raise additional financing through the sale of equity or debt to fund all or part of the planned increase in capacity at the Dighton facility during this fiscal year as well as to increase general working capital. The Company has no commitments for such financing, and no assurance can be given that additional financings will be successfully completed or that such financing will be available or, if available, will be on terms favorable to the Company.

RC AMERICA, INC.

         On May 15, 1996, the Company issued 2,550 shares of Common Stock to Ronald Caulfield as a part of the February 26, 1994 purchase agreement providing for the issuance of up to an additional 100,000 shares of the Company's Common Stock over a five year period based on RC America, Inc. attaining certain levels of pre-tax earnings. The Agreement also contains demand and piggy-back registration rights for the shares.

IMPACT OF INFLATION

         Inflation during the last three fiscal years has not had a significant effect on the Company's activities.





                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.
                  ------------------

         On December 4, 1995, Mobil Oil Corporation ("Mobil") filed suit against the Company in the U.S. District Court for the District of Delaware, Civil Action No. 95-737. Mobil also named Inteplast Corporation and Integrated Bagging Systems Corporation ("IBS") as defendants in this matter. Mobil has alleged that the Company has infringed on Mobil's rights under U.S. Patent No. Re. 34,019, (the "Patent") regarding the manufacture of plastic carrying bags known as "T-shirt bags." Mobil is seeking injunctive relief prohibiting the Company from selling products which allegedly infringe on the Patent, money damages to compensate Mobil for the Company's alleged infringement, interest, attorney's fees and costs. The Company intends to vigorously defend this lawsuit. The Company has been advised by its patent counsel that the Patent applies to the traditional grocery T-shirt sack and does not apply to the Company's proprietary HANDI-SAC(TM) and FRESH-SAC(R) bag products.

         In May 1994, the Company and IBS filed a patent infringement suit against Sonoco Products Company and Demoulas Supermarkets, Inc. of Massachusetts in the United States District Court of Massachusetts. The suit and all counterclaims were dismissed by mutual agreement of the parties on April 29, 1996.

         The Company is involved in several other pending legal proceedings which the Company does not consider to be material.

ITEM 2.           CHANGES IN SECURITIES.   None.
                  ----------------------

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.   None.
                  --------------------------------

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.   None.
                  ----------------------------------------------------

ITEM 5.           OTHER INFORMATION.  None.
                  ------------------

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.
                  ---------------------------------

                  (a)      Exhibits.

         The following exhibits are filed herewith:

         Exhibit
         Number                                      Title
         ------                                      -----

           27              Financial Data Schedule.

           (b)             Reports on Form 8-K.  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              BPI PACKAGING TECHNOLOGIES, INC.



Date: July 8, 1996                            By:/s/ Dennis N. Caulfield
                                                 -----------------------
                                              Dennis N. Caulfield, President and
                                              Chief Executive Officer


Date: July 8, 1996                            By:/s/ James F. Koehlinger
                                                 -----------------------
                                              James F. Koehlinger, Chief
                                              Financial Officer