Form 10-Q
period 1996-08-23
BPI PACKAGING TECHNOLOGIES INC
filed 1996-10-15
CIK 866751

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarterly Period Ended                                Commission File Number
       August 23, 1996                                             1-10648
     ------------------                                     ------------------


                        BPI Packaging Technologies, Inc.
                        --------------------------------
             (Exact name of Registrant as specified in its Charter)


          Delaware                                              04-2997486
          --------                                              ----------
(State of Other Jurisdiction                                 (I.R.S. Employer
 Incorporation of Organization)                           Identification Number)


455 Somerset Avenue, Dighton, Massachusetts                           02764
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)


                                 (508) 824-8636
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X                            No
                                        -----                        -----

As of August 23, 1996, there were issued and outstanding 13,445,359 shares of Common Stock and 372,146 shares of Series A Preferred Stock.







                        BPI PACKAGING TECHNOLOGIES, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                      PAGE NO.
------------------------------                                                                      --------

ITEM 1.       Financial Statements (Unaudited)

              Balance Sheets - August 23, 1996 and August 25, 1995.............................          1

              Statements of Operations - Three Months Ended
                August 23, 1996 and August 25, 1995............................................          3

              Statements of Operations - Six Months Ended
                August 23, 1996 and August 25, 1995............................................          4

              Statements of Cash Flows - Six Months Ended
                August 23, 1996 and August 25, 1995............................................          5

              Notes to Financial Statements - August 23, 1996..................................          6

ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................................         10


PART II - OTHER INFORMATION
---------------------------

ITEM 1.       Legal Proceedings................................................................         17

ITEM 2.       Changes in Securities............................................................         17

ITEM 3.       Default Upon Senior Securities...................................................         17

ITEM 4.       Submission of Matters to a Vote of Security-Holders..............................         17

ITEM 5.       Other Information................................................................         17

ITEM 6.       Exhibits and Reports on Form 8-K.................................................         18

SIGNATURES.....................................................................................         19
----------

                                       -i-




PART I.   FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS


                                      BPI PACKAGING TECHNOLOGIES, INC.

                                         CONSOLIDATED BALANCE SHEET

                                                  ASSETS


                                                              AUGUST 23,          FEBRUARY 23,
                                                                 1996                 1996
                                                           ------------------   -----------------
                                                              (UNAUDITED)
Current assets
    Cash                                                     $       115,904       $     109,093
    Accounts receivable, net                                       2,847,392           2,178,132
    Inventories                                                    3,944,975           3,927,597
    Prepaid expenses and other assets                              1,263,438           1,085,258
                                                           ------------------   -----------------
          Total current assets                                     8,171,709           7,300,080
                                                           ------------------   -----------------

Property and equipment, net                                       24,215,193          24,314,649
                                                           ------------------   -----------------

Patents, net                                                       1,089,313           1,099,553
Deposits - leases and equipment purchases                            759,366             802,383
Loans to officers                                                    457,181             468,606
Other assets                                                       1,322,767           1,292,704
                                                           ------------------   -----------------
                                                                   3,628,627           3,663,246
                                                           ------------------   -----------------

                                                              $   36,015,529        $ 35,277,975
                                                           ==================   =================


                                The accompanying notes are an integral part of these consolidated financial statements.

                                      BPI PACKAGING TECHNOLOGIES, INC.

                                         CONSOLIDATED BALANCE SHEET

                                    LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                              AUGUST 23,          FEBRUARY 23,
                                                                                 1996                 1996
                                                                           ------------------   -----------------
                                                                              (UNAUDITED)
Current liabilities
    Note payable - bank                                                      $     3,266,990       $   3,752,604
    Capital lease obligations due within one year                                  2,030,170           1,832,847
    Accounts payable                                                               4,971,952           3,871,699
    Other accrued expenses                                                           330,513             427,428
    Series C mandatorily redeemable preferred stock,
      $.01 par value, at stated value                                                183,369             183,369
                                                                           ------------------   -----------------
          Total current liabilities                                               10,782,994          10,067,947
                                                                           ------------------   -----------------

Capital lease obligations-long-term portion                                        4,889,581           5,441,057

Stockholders' Equity
    Series B convertible preferred stock, $.01 par value                           1,466,954           1,466,954
    Series A convertible preferred stock, $.01 par value                           1,313,584           1,215,784
    Common stock, $.01 par value; shares authorized -
      30,000,000;  shares issued and outstanding - 13,445,359 at
      August 23, 1996 and 11,800,909 at February 23, 1996                            134,454             118,009
    Capital in excess of par value                                                36,792,986          33,615,213
    Accumulated deficit                                                          (19,365,024)        (16,646,989)
                                                                           ------------------   -----------------
                                                                                  20,342,954          19,768,971
                                                                           ------------------   -----------------

Commitments and contingencies

                                                                              $   36,015,529        $ 35,277,975
                                                                           ==================   =================




                                The accompanying notes are an integral part of these consolidated financial statements.


                                      BPI PACKAGING TECHNOLOGIES, INC.

                                    CONSOLIDATED STATEMENT OF OPERATIONS



                                                                 --------- THREE MONTHS ENDED -----------
                                                                    AUGUST 23,            AUGUST 25,
                                                                       1996                  1995
                                                                 ------------------   -------------------
                                                                               (UNAUDITED)
Net sales                                                           $    9,315,341        $    7,404,775
Cost of goods sold                                                       8,732,170             6,048,460
                                                                 ------------------   -------------------
  Gross profit                                                             583,171             1,356,315

Operating expenses
  Selling, general and administrative                                    2,049,715             1,406,183
                                                                 ------------------   -------------------
                                                                         2,049,715             1,406,183
                                                                 ------------------   -------------------

    Loss from operations                                                (1,466,544)              (49,868)

Other income (expense)
  Interest expense                                                        (279,488)             (168,824)
  Interest income                                                              967                 9,773
                                                                 ------------------   -------------------




Net loss                                                            $   (1,745,065)       $     (208,919)
                                                                 ==================   ===================


Loss per share                                                      $        (0.14)       $        (0.02)
Weighted average common shares outstanding                              12,227,599            11,762,046






                                The accompanying notes are an integral part of these consolidated financial statements

                                      BPI PACKAGING TECHNOLOGIES, INC.

                                    CONSOLIDATED STATEMENT OF OPERATIONS



                                                                 --------- SIX MONTHS ENDED -------------
                                                                    AUGUST 23,            AUGUST 25,
                                                                       1996                  1995
                                                                 ------------------   -------------------
                                                                               (UNAUDITED)
Net sales                                                          $    15,830,074       $    13,868,988
Cost of goods sold                                                      14,300,224            10,904,016
                                                                 ------------------   -------------------
  Gross profit                                                           1,529,850             2,964,972

Operating expenses
  Selling, general and administrative                                    3,683,269             2,771,799
                                                                 ------------------   -------------------
                                                                         3,683,269             2,771,799
                                                                 ------------------   -------------------

    (Loss) income from operations                                       (2,153,419)              193,173

Other income (expense)
  Interest expense                                                        (567,967)             (307,951)
  Interest income                                                            3,351                17,588
                                                                 ------------------   -------------------




Net loss                                                            $   (2,718,035)      $       (97,190)
                                                                 ==================   ===================


Loss per share                                                      $        (0.22)      $         (0.01)
Weighted average common shares outstanding                              12,210,271            11,728,045





                                The accompanying notes are an integral part of these consolidated financial statements

                                      BPI PACKAGING TECHNOLOGIES, INC.

                                    CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                        ----------- SIX MONTHS ENDED -----------
                                                                            AUGUST 23,          AUGUST 25,
                                                                               1996                1995
                                                                        ------------------- --------------------
                                                                                      (UNAUDITED)
Cash flows from operating activities:
  Net loss                                                               $      (2,718,035)  $          (97,190)
                                                                        ------------------- --------------------

  Adjustments  to reconcile  net loss to net cash
   provided  (used) by operating activities:
      Depreciation and amortization                                              1,646,860            1,201,493
      Increase in accounts receivable - net                                       (669,260)            (229,443)
      Increase in inventories                                                      (17,378)            (903,231)
      Increase in prepaid expenses and other current assets                       (178,180)            (436,231)
      Increase (decrease) in accounts payable                                    1,100,253             (668,590)
      Decrease in other accrued expenses                                           (96,916)              (7,057)
                                                                        ------------------- --------------------
          Total adjustments                                                      1,785,379           (1,043,059)
                                                                        ------------------- --------------------
              Net cash used by operating activities                               (932,656)          (1,140,249)
                                                                        ------------------- --------------------

Cash flows from investing activities:
    Additions to property and equipment                                           (856,533)          (1,862,903)
    Cost of patents                                                                (33,360)             (23,293)
    Decrease in deposits, net                                                       43,017              189,958
    Decrease (increase) in advance to officers                                      11,425             (106,408)
    Decrease in note receivable                                                          0              612,776
    Increase in other assets, net                                                  (82,165)            (203,430)
                                                                        ------------------- --------------------
              Net cash used by investing activities                               (917,616)          (1,393,300)
                                                                        ------------------- --------------------

Cash flows from financing activities:
    Net (payments) borrowings under note payable - bank                           (485,614)           1,985,080
    Principal payments on capital lease obligations                               (944,222)            (576,778)
    Proceeds from equipment financings                                                   0              330,808
    Net proceeds from sales of stock and exercise of warrants                    3,286,919              159,050
                                                                        ------------------- --------------------
              Net cash provided by financing activities                          1,857,083            1,898,160
                                                                        ------------------- --------------------

Net increase (decrease) in cash                                                      6,811             (635,389)
Cash at beginning of period                                                        109,093            1,350,450
                                                                        ------------------- --------------------
Cash at end of period                                                    $         115,904   $          715,061
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

         In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the three and six month periods ended August 23, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1997.

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

NOTE 3:           ACCOUNTS RECEIVABLE

         Accounts receivable, net consists of the following:

                                                              AUGUST  23,              FEBRUARY 23,
                                                                 1996                      1996
                                                                 ----                      ----
Accounts receivable                                           $2,925,819                $2,273,132
Allowance for doubtful accounts                                 ( 78,427)                 ( 95,000)
                                                              ----------                ----------
                                                              $2,847,392                $2,178,132
                                                              ==========                ==========

NOTE 4:           INVENTORIES

         Inventories consist of the following:

                                                              AUGUST  23,              February 23,
                                                                1996                       1996
                                                                 ----                      ----
Raw materials                                                 $1,802,442                $1,480,667
Finished goods                                                 2,142,533                 2,446,930
--------------                                                ----------                ----------
                                                              $3,944,975                $3,927,597
                                                              ==========                ==========

NOTE 5:           NOTE PAYABLE - BANK

         The Company has a $4,000,000 revolving line of credit from a commercial bank that is secured by accounts receivable and inventory. Borrowings under the line of credit are subject to 80% of qualifying accounts receivable and 40% of qualifying inventories (up to a maximum inventory loan of $2,000,000), less the aggregate amount utilized under all commercial and standby letters of credit and bank acceptances. The line of credit bears interest at the bank's prime rate plus 2.5% (10.75% at August 23, 1996), and provides for a 1/8th of 1% unused line fee and is subject to renewal annually. At August 23, 1996, availability under the line of credit was fully utilized and the balance under the line of credit was $3,266,990.

         Under the terms of an amendment dated March 1, 1996, borrowings under the line of credit secured by qualifying inventories were reduced to 35% and a maximum of $1,500,000 effective August 1, 1996 and thereafter. The amendment also includes certain financial covenants that the Company must maintain, including debt service coverage, capital base and debt to equity covenants. The Company is in violation of the covenants as of August 23, 1996.

NOTE 6: CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED AUGUST 23, 1996






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



NOTE 8:           SUBSEQUENT EVENT

         On October 7, 1996, four hundred and fifty six thousand nine hundred and thirty one (456,931) Class B warrants from the Company's third public offering were exercised, Gross proceeds from the exercise of the warrants were $1,279,407 and common stock issued was 511,763 shares. Net proceeds from the exercise were approximately, $1,225,000.



                                                         BPI PACKAGING TECHNOLOGIES, INC.

                                              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                         FOR THE SIX MONTHS ENDED AUGUST 23, 1996

                                                                              SERIES A CONVERTIBLE             SERIES B CONVERTIIBLE
                                                     COMMON STOCK                 PREFERRED STOCK                  PREFERRED STOCK
                                           ------------------------------------------------------------ ---------------------------
                                              SHARES          AMOUNT         SHARES         AMOUNT          SHARES         AMOUNT
                                              ------          ------         ------         ------          ------         ------

                                           -------------- -------------- --------------- -------------- -------------- ------------
Balance at February 23, 1996                11,800,909        $118,009        303,946     $1,215,784         146,695     $1,466,954
Sale of common stock pursuant to
 Regulation S and Regulation D
 private placement offerings, net of
 issuance costs                              1,207,500          12,075
Sale of common and preferred stock
 pursuant to partial exercise of
 underwriter's warrants from prior
 public offerings, net of issuance costs       402,600           4,026        100,000        225,000
Conversion of Series A convertible
 preferred stock to common stock                31,800             318        (31,800)      (127,200)
Issuance of common stock based on
 RC America's FY96 results                       2,550              26
Net loss for the six months ended
 August 23, 1996
                                           -------------- -------------- --------------- -------------- -------------- ------------
Balance at August 23, 1996                  13,445,359        $134,454        372,146     $1,313,584         146,695     $1,466,954
                                           ============== ============== =============== ============== ============== ============

                                BPI PACKAGING TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            FOR THE SIX MONTHS ENDED AUGUST 23, 1996
                                         (CONTINUED)

                                                  CAPITAL IN
                                                   EXCESS OF       ACCUMULATED
                                                   PAR VALUE         DEFICIT         TOTAL
                                                   ---------         -------         -----

                                             --------------- ---------------- -----------------
Balance at February 23, 1996                    $33,615,213     ($16,646,989)      $19,768,971
Sale of common stock pursuant to
 Regulation S and Regulation D
 private placement offerings, net of
 issuance costs                                   2,194,793                          2,206,868
Sale of common and preferred stock
 pursuant to partial exercise of
 underwriter's warrants from prior
 public offerings, net of issuance costs            851,024                          1,080,050
Conversion of Series A convertible
 preferred stock to common stock                    126,882                               --
Issuance of common stock based on
 RC America's FY96 results                            5,074                              5,100
Net loss for the six months ended
 August 23, 1996                                                  (2,718,035)       (2,718,035)
                                             --------------- ---------------- -----------------
Balance at August 23, 1996                      $36,792,986     ($19,365,024)      $20,342,954
                                             =============== ================ =================

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS OR INFORMATION

         Certain statements contained in this Form 10-Q are not based on historical facts, but are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, that are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve the results anticipated in any forward-looking statements is subject to certain risks and uncertainties, including, but not limited to, the general economy, product demand, market acceptance of products, fluctuations in operating results, competition, continued availability of capital and financing, and other factors affecting the Company's business beyond the Company's control.

RESULTS OF OPERATIONS

         SECOND QUARTER OF FISCAL YEAR 1997 COMPARED TO SECOND QUARTER OF FISCAL YEAR 1996

         For the second quarter of Fiscal 1997, ended August 23,1996, the Company had sales totaling $9,315,341 as compared to sales of $7,404,775 for the second quarter of Fiscal 1996, ended August 25, 1995, an increase of 26%.

         The Company's core bag and film business (traditional plastic grocery carryout bags and proprietary plastic carryout bags of "T-shirt sack" design and plastic film products) had sales of $7,821,906 in the second quarter of Fiscal 1997 compared to $7,270,147 in the second quarter of Fiscal 1996, an increase of 8%. Bags sold increased 13.2% and bag selling prices decreased an average of 5% compared to the previous year.

         Sales of the Company's proprietary bag products (FRESH-SAC(R) T-shirt sack produce bag, HANDI-SACTM and MAXI-SACTM) were $2,458,345 in the second quarter of Fiscal 1997 compared to sales of $1,930,301 in the second quarter of Fiscal 1996, an increase of 27%. Management expects that sales of proprietary bag products will continue to increase in the second half of Fiscal 1997. Sales of traditional products were $4,576,389 in the second quarter of Fiscal 1997 compared to sales of $4,631,671 in the second quarter of Fiscal 1996, a decrease of 1%. Sales of film products were $787,172 in the second quarter of Fiscal 1997 compared to sales of $708,175 in the second quarter of Fiscal 1996, an increase of 11%. Sales from RC America, Inc. were $1,434,916 in the second quarter of Fiscal 1997 compared to sales of $84,391 in the second quarter of Fiscal 1996. RC America, Inc's. sales may fluctuate significantly from quarter to quarter due to the nature of its business and the timing of transactions. BPI Packaging, Inc. did not have any sales of products purchased from Integrated Bagging Systems Corporation in the second quarter of Fiscal 1997 compared to sales of $50,237 in the second quarter of Fiscal 1996 because resources were not allocated to this subsidiary. Market Media, Inc. recorded its first revenue of $58,519 during the second quarter of Fiscal 1997.

         Cost of goods sold for the second quarter of Fiscal 1997 was $8,732,170 compared to $6,048,460 in the second quarter of Fiscal 1996. Cost of goods sold as a percentage of sales was



94% for the second quarter of Fiscal 1997 compared to 82% for the second quarter of Fiscal 1996. The increase in cost of goods sold as a percentage of sales was due primarily to an increase in material costs relative to the selling prices of the Company's products and production less sales.

         A material factor that contributed to lower margins was the impact of a major program cancellation in Fiscal 1996. In the third quarter of Fiscal 1996, a proprietary bag program to which the Company had allocated more than 25% of its manufacturing capacity was canceled by a major retail chain, and the negative impact of this cancellation continued through the second quarter of Fiscal 1997. The manufacturing capacity released by the program cancellation was partially replaced with lower margin traditional grocery T-shirt sacks which have higher material costs compared to proprietary products as a percentage of the selling price. In the second quater of Fiscal 1997, the traditional grocery T-shirt sack was 58% of the core bag and film business. A decline in margin for the traditional grocery T-shirt sack, caused primarily by market conditions and competition for new accounts, in the second quarter of Fiscal 1997 compared to the second quarter of Fiscal 1996 reduced the gross margin approximately $500,000 and caused the cost of goods as a percentage of sales to increase.

         Manufacturing productivity declined in the second quarter of Fiscal 1997 and materially contributed to the increase in cost of goods sold as a percentage of sales. In the second quarter of Fiscal 1997, unit production was less than unit sales resulting in lost value added of approximately $600,000.
The negative impact of under-production resulted in manufacturing cost that would otherwise have been abscrbed in inventory or additional sales being expensed in the second quarter. Manufacturing productivity was negatively impacted by several factors: Low backlog at the beginning of the quarter, unfavorable product mix with traditional bag products at 58% and proprietary bag products at 31% of the core bag and film business, disruption to routine production caused by the installation of a new advanced technology printing press and a successfull crash research and development effort to manufacture a proprietary film product for the building products industry.

         In the second half of Fiscal 1997, manufacturing productivity is expected to increase and it is expected that proprietary sales will increase as a percentage of sales. The impact of both of these expected trends will be to reduce the cost of goods sold as a percentage of sales and increase gross and net profits.

         Selling, general and administrative expense for the second quarter of Fiscal 1997 was $2,049,715 compared to $1,406,183 in the second quarter of Fiscal 1996. The increase is primarily related to increased shipments (freight and related expenses are included in SG&A), sales and marketing activity for proprietary bag and film products and in-store advertising and promotion products as well as start-up costs for Market Media, Inc.

         Interest expense for the second quarter of Fiscal 1997 was $279,488 compared to $168,824 for the second quarter of Fiscal 1996. The increase is related to debt incurred for purchases of equipment in the second half of Fiscal 1996 and higher rates of interest on the credit line in Fiscal 1997 compared to Fiscal 1996.

         Net loss was $1,745,065 for the second quarter of Fiscal 1997 compared to net loss of $208,919 for the second quarter of Fiscal 1996. The net loss was due primarily to increased cost of goods sold and increased selling, general and administrative expenses. (The non-cash expense of depreciation and amortization was $823,480 in the second quarter of Fiscal 1997 compared to $623,841 in the second quarter of Fiscal 1996.)




         Operating profits (loss) for the various business segments are as follows:

                                                                 Second Quarter
                                                     Fiscal 1997                Fiscal 1996
                                                      -----------               -----------
Proprietary, traditional and film products           ($  979,175)                $ 431,601

RC America, Inc.                                         162,290                (   94,201)

BPI Packaging, Inc.                                            0                (    4,132)

Market Media, Inc.                                      (171,482)                        0

Unallocated corporate overhead                         ( 478,177)                ( 383,136)
                                                      -----------               -----------

Operating loss                                       ( 1,466,544)               (   49,868)

Interest expense, net                                   (278,521)                 (159,051)
                                                      -----------                ---------

Net loss                                            ( $1,745,065)                ($208,919)
                                                   =============                ==========

         FIRST SIX MONTHS OF FISCAL YEAR 1997 COMPARED TO FIRST SIX MONTHS OF FISCAL YEAR 1996

         For the first six months of Fiscal 1997, ended August 23, 1996, the Company had sales totaling $15,830,074 as compared to sales of $13,868,988 for the first six months ended August 25, 1995, an increase of 14%.

         The Company's core bag and film business (traditional plastic grocery carryout bags of "T-shirt sack" design and plastic film products) had sales of $13,968,932 for the first six months of Fiscal 1997 compared to sales of $12,798,450 for the first six months of Fiscal 1996, an increase of 9%.

         Sales of the Company's proprietary carryout T-shirt bag products (FRESH-SAC(R) T-shirt produce bag, HANDI-SAC(TM) and MAXI-SAC(TM)) were $3,915,628 in the first six months of Fiscal 1997 compared to sales of $3,482,601 in the first six months of Fiscal 1996, an increase of 12%. Sales of traditional grocery carryout T-shirt bags increased from $8,108,947 in the first six months of Fiscal 1996 to $8,434,944 in the first six months of Fiscal 1997, an increase of 4%. Sales of proprietary and other plastic film products for the first six months of Fiscal 1997 were $1,618,360 compared to sales of $1,206,902 in the first six months of Fiscal 1996, an increase of 34%. RC America, Inc. sales for the first six months of Fiscal 1997 were $1,802,623 compared to $695,160 in the first six months of Fiscal 1996. RC America, Inc's. sales may fluctuate significantly from quarter to quarter due to the nature of its business. BPI Packaging, Inc. did not have any sales of product purchased from Integrated Bagging Systems Corporation in the first six months of Fiscal 1997 compared to sales of $375,378 in the first six months of Fiscal 1996 because resources were not allocated to this subsidiary. Market Media, Inc. recorded revenue of $58,519 during the first six months of Fiscal 1997.



         Cost of goods sold for the first six months of Fiscal 1997 was $14,300,224 compared to $10,904,016 in the previous year. Cost of goods sold as a percentage of sales was 90% for the first six months of Fiscal 1997, compared to 79% for the first six months of Fiscal 1996. The increase in cost of goods sold as a percentage of sales was due primarily to an increase in material costs relative to the selling prices of the Company's products and production being less than sales.

         A material factor that contributed to lower margins was the impact of a major program cancellation in Fiscal 1996. In the third quarter of Fiscal 1996, a proprietary bag program to which the Company had allocated more than 25% of its manufacturing capacity was canceled by a major retail chain, and the negative impact of this cancellation continued through the second quarter of Fiscal 1997. The manufacturing capacity released by the program cancellation was partially replaced with lower margin traditional grocery T-shirt sacks which have higher material costs compared to proprietary products as a percentage of the selling price. A decline in margin for the traditional grocery T-shirt sack, caused primarily by market conditions and competition for new accounts, in the first six months of Fiscal 1997 compared to the first six months of Fiscal 1996 reduced the gross margin approximately $800,000 and caused the cost of goods sold as a percentage of sales to increase.

         Manufacturing productivity declined in the first six months of Fiscal 1997 and materially contributed to the increase in cost of goods sold as a percentage of sales. In the first six months of Fiscal 1997, unit production was less than unit sales resulting in lost value added of approximately $300,000.
The negative impact of under-production resulted in manufacturing cost that would otherwise have been absorbed in inventory or additional sales being expensed in the first six months. Manufacturing productivity was negatively impacted by several factors: Low backlog at the beginning of the fiscal year, unfavorable product mix with traditional bag products at 60% and proprietary bag products at 28% of the core bag and film business, disruption to routine production caused by the installation of a new advanced technology printing press and bag manufacturing machines, and a successful crash research and development effort to manufacture a proprietary film product for the building products industry.

         In the first six months of Fiscal 1997, production was 1.029 billion bags and management estimates that manufacturing capacity utilization was approximately 82% of annual capacity based on a product mix of approximately 2.5 billion bags. Product mix materially impacts actual capacity, capacity utilization and potential revenues from the facility. Management believes that actual plant capacity and potential revenues from the facility will expand significantly if management is successful in its plans to shift product mix entirely to proprietary bags and films from lower margin traditional standard T-shirt sack bags. In particular, most of the capital equiptment needed for these proprietary bag and film sales is in place and only relatively minor additions are needed to meet anticipated demand over the near term for these non-traditional bag and film products. Management's goal is to seek to significantly increase revenues from the existing facility through the sale of these non-traditional bag and film products, which typically command greater revenues and anticipated improved margins than if the Company dedicated this same production capabiltiy to traditional T-shirt bags.

         In the second half of Fiscal 1997, manufacturing bag and film productivity is expected to increase and it is expected that proprietary bag and film sales will increase as a percentage of sales. The impact of both of these expected trends will be to reduce the cost of goods sold as a percentage of sales and increase gross profit.

         Selling, general and administrative expense for the first six months of Fiscal 1997 was $3,683,269, or 23% of sales, compared to $2,771,799, or 20% of sales for the first six months of Fiscal 1996. The increase is primarily related to increased shipments (freight and related expenses are included in SG&A), sales and marketing activity for proprietary bag and film products and in-store advertising and promotion products, as well as start-up costs for Market Media, Inc.

         Interest expense for the first six months of Fiscal 1997 was $567,967 compared to $307,951 for the first six months of the previous year. The increase is related to debt incurred for purchases of equipment in the second half of Fiscal 1996 and higher rates of interest on the credit line in Fiscal 1997 compared to Fiscal 1996.

         A net loss of $2,718,035 for the first six months of Fiscal 1997 compared to a net loss of $97,190 for the first six months of Fiscal 1995. The increase in net loss was caused primarily by increased cost of goods sold and increased selling , general and administrative expenses. (The non-cash expense of depreciation and amortization was $1,646,860 in the first six months of Fiscal 1997 compared to $1,201,493 in the first six months of Fiscal 1996.)

         Operating profits (loss) for the various business segments are as follows:

                                                                   Six Months
                                                     Fiscal 1997                Fiscal 1996
                                                      -----------               -----------

Proprietary, traditional and film products           ($1,145,592)                $ 969,087

RC America, Inc.                                         140,888                (   55,170)

BPI Packaging, Inc.                                            0                    28,300

Market Media, Inc.                                   (   313,224)                        0

Unallocated corporate overhead                      (    835,491)               (  749,044)
                                                      -----------               -----------



Operating (loss) profit                             (  2,153,419)                  193,173

Interest expense, net                               (    564,616)              (   290,363)
                                                      -----------               -----------

Net loss                                             ($2,718,035)              ($   97,190)
                                                      ===========               ===========


LIQUIDITY AND CAPITAL RESOURCES

         BANK LOANS

         The Company has a $4,000,000 revolving line of credit secured by accounts receivable and inventory. Borrowings under the line of credit are subject to 80% of qualifying accounts receivable and 40% of qualifying inventories up to a maximum inventory loan of $2,000,000, less the aggregate amount utilized under all commercial and standby letters of credit and bank acceptances. The line of credit bears interest at the bank's prime rate plus 2.5% (10.75% at August 23, 1996), and provides for a 1/8th of 1% unused line fee and is subject to renewal annually. At August 23, 1996, availability under the line of credit was fully utilized and the balance under the line of credit was $3,266,990.

         Under the terms of an amendment dated March 1, 1996, borrowings under the line of credit secured by qualifying inventories are to be reduced to 35% and a maximum of $1,500,000 effective August 1, 1996 and thereafter. The amendment includes certain financial covenants that the Company must maintain, including debt service coverage, capital base, and debt to equity covenants. The Company is in violation of the covenants as of August 23, 1996, although the recent equity financing (See Note 8) has mitigated the extent of several of these covenant violations.

         The Company is currently negotiating to refinance its current bank lines of credit secured by accounts receivable and inventory and obtain new secured lines of credit with higher lending limits to support anticipated growth. No assurance can be given that such refinancing will be successful.

         SALES OF SECURITIES

         During the first six months of Fiscal 1997, the Company received additional equity funding through the sale of Common Stock from a Regulation S and a Regulation D offering, and the exercise of underwriters warrants. The Company received net proceeds of $3,286,918 from the sale of an aggregate of 1,610,100 shares of Common Stock and 100,000 shares of Series A Preferred Stock. The proceeds were used for general corporate purposes and the reduction of bank debt. The Company may raise additional financing through the sale of equity or debt securities to pay for all or part of the planned $2.0 million increase in capacity at the Dighton facility during the next six months as well as to increase general working capital. The Company has no commitments for such financing, and no assurance can be given that additional financings will be successfully completed or that such financing will be available or, if available, will be on terms favorable to the Company.

         On October 7, 1996, four hundred and fifty six thousand, nine hundred and thirty one (456,931) Class B warrants from the Company's third public offering were exercised. Gross proceeds from the exercise of the warrants were



$1,279,407 and common stock issued was 511,763 shares. Net proceeds from the exercise were approximately $1,225,000.

         EQUIPMENT AND LEASE FINANCING

         From March 1994 through August 1996, the Company acquired through purchase or lease approximately $19.4 million in additional equipment to increase manufacturing capacity and efficiency and to expand the Company's product line. The equipment was financed from the sale of equity securities and from equipment lease financing and bank loans.

         The Company currently has no outstanding commitments to purchase additional equipment. Management intends to finance any new purchases of equipment primarily through equipment lease financing. No assurance can be given that the Company will be able to obtain new equipment financing through banks or equipment lessors.

         CASH FLOW

         During the first six months of Fiscal 1997, the Company generated $1,646,860 from depreciation and amortization and $1,100,253 from an increase in accounts payable. The Company also received net proceeds of $3,286,919 from the sale of an aggregate of 1,610,100 shares of Common Stock and 100,000 shares of Series A Preferred Stock. $856,533 was used to purchase equipment and for plant improvements and $669,260 was used to finance an increase in accounts receivable. An additional $944,222 was used to make principal payments on capital lease obligations and $485,614 to reduce the bank note. At August 23, 1996, stockholders' equity was $20,342,954 as compared to $24,181,926 at August 25, 1995. The Company's current ratio decreased from 1.32:1 at August 25, 1995 to 0.76:1 at August 23, 1996. The net book value of property and equipment increased from $22,190,091 at August 25, 1995 to $24,215,193 at August 23, 1996.
(See Note 8 to the financial statements: On October 7, 1996 five hundred and eleven thousand , seven hundred and sixty three (511,763) shares of Common Stock were sold and net proceeds of approximately $1,225,000 recieved.)

         To date, the Company has generated cash flows from financing activities, including sales of equity securities and bank lines of credit. Management believes that fixed asset or lease financing is now available at competitive rates from institutional lenders and leasing companies. The Company may raise additional financing through the sale of equity or debt to fund all or part of the planned $ 2.0 million increase in capacity at the Dighton facility during the next six months as well as to increase general working capital. The Company has no commitments for such financing, and no assurance can be given that additional financings will be successfully completed or that such financing will be available or, if available, will be on terms favorable to the Company.

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



                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.  None.

ITEM 2.           CHANGES IN SECURITIES.   None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.   None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.   None.

ITEM 5.           OTHER INFORMATION.  None.



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits.

         The following exhibits are filed herewith:

         Exhibit
         Number                             Title
         ------                             -----

           10                      1996 Stock Option Plan.

           27                      Financial Data Schedule.

                  (b)              Reports on Form 8-K.  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                BPI PACKAGING TECHNOLOGIES, INC.



Date: October __, 1996                               By:/s/ Dennis N. Caulfield
                                                        -----------------------
                                                        Dennis N. Caulfield,
                                                        Chief Executive Officer,
                                                        and Chief Accounting
                                                        Officer







