Form 10-Q
period 1996-11-22
BPI PACKAGING TECHNOLOGIES INC
filed 1997-01-06
CIK 866751

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarterly Period Ended                                Commission File Number
    November 22, 1996                                             1-10648
    -----------------                                             -------


                        BPI Packaging Technologies, Inc.
                        --------------------------------
             (Exact name of Registrant as specified in its Charter)


           Delaware                                             04-2997486
           --------                                             ----------
(State of Other Jurisdiction                                 (I.R.S. Employer
 Incorporation of Organization)                           Identification Number)


455 Somerset Avenue, Dighton, Massachusetts                        02764
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

                                    Yes   X                      No
                                        -----                       -----
As of December 23, 1996, there were issued and outstanding 13,982,120 shares of Common Stock and 347,146 shares of Series A Preferred Stock.







                        BPI PACKAGING TECHNOLOGIES, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                   PAGE NO.
------------------------------                                                                   --------
ITEM 1.       Financial Statements (Unaudited)

              Balance Sheets - February 23, 1996 and November 22, 1996.........................          1

              Statements of Operations - Three Months Ended
                November 22, 1996 and November 24, 1995........................................          3

              Statements of Operations - Nine Months Ended
                November 22, 1996 and November 24, 1995........................................          4

              Statements of Cash Flows - Nine Months Ended
                November 22, 1996 and November 24, 1995........................................          5

              Notes to Financial Statements - November 22, 1996................................          6

ITEM 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................................          9

PART II - OTHER INFORMATION
---------------------------

ITEM 1.       Legal Proceedings................................................................         15

ITEM 2.       Changes in Securities............................................................         15

ITEM 3.       Defaults Upon Senior Securities..................................................         15

ITEM 4.       Submission of Matters to a Vote of Security-Holders..............................         15

ITEM 5.       Other Information................................................................         16

ITEM 6.       Exhibits and Reports on Form 8-K.................................................         16

SIGNATURES.....................................................................................         18
----------





PART I.      FINANCIAL INFORMATION
----------------------------------

ITEM I.   FINANCIAL STATEMENTS
------------------------------


                        BPI PACKAGING TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                          NOVEMBER 22,            FEBRUARY 23,
                                                              1996                   1996
                                                      ---------------------    -------------------
                                                           (UNAUDITED)
Current assets
    Cash                                                  $        885,556         $       109,093
    Accounts receivable, net                                     3,662,497               2,178,132
    Inventories                                                  4,187,619               3,927,597
    Prepaid expenses and other assets                            1,297,789               1,085,258
                                                      ---------------------    --------------------
          Total current assets                                  10,033,461               7,300,080
                                                      ---------------------    --------------------

Property and equipment, net                                     23,685,951              24,314,649
                                                      ---------------------    --------------------

Patents, net                                                     1,120,848               1,099,553
Deposits - leases and equipment purchases                          482,661                 802,383
Loans to officers                                                  479,832                 468,606
Other assets                                                     1,517,875               1,292,704
                                                      ---------------------    --------------------
                                                                 3,601,216               3,663,246
                                                      ---------------------    --------------------

                                                           $    37,320,628          $   35,277,975
                                                      =====================    ====================





                   The accompanying notes are an integral part of these consolidated financial statements.



                        BPI PACKAGING TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                        NOVEMBER 22,            FEBRUARY 23,
                                                                                           1996                    1996
                                                                                    --------------------    ------------------
                                                                                        (UNAUDITED)
Current liabilities
    Note payable - bank                                                                 $     3,724,612         $   3,752,604
    Capital lease obligations due within one year                                             2,071,533             1,832,847
    Accounts payable                                                                          5,704,746             3,871,699
    Other accrued expenses                                                                      490,877               427,428
    Series C mandatorily redeemable preferred stock,
      $.01 par value, at stated value                                                           183,369               183,369
                                                                                    --------------------    ------------------
          Total current liabilities                                                          12,175,137            10,067,947
                                                                                    --------------------    ------------------

Capital lease obligations-long-term portion                                                   4,356,011             5,441,057

Stockholders' Equity
    Series B convertible preferred stock, $.01 par value                                      1,466,954             1,466,954
    Series A convertible preferred stock, $.01 par value                                      1,313,584             1,215,784
    Common stock, $.01 par value; shares authorized -
      30,000,000;  shares issued and outstanding - 13,957,120 at
      November 22, 1996 and 11,800,909 at February 23, 1996                                     139,572               118,009

    Capital in excess of par value                                                           37,885,785            33,615,213
    Accumulated deficit                                                                     (20,016,415)          (16,646,989)
                                                                                    --------------------    ------------------
                                                                                             20,789,480            19,768,971
                                                                                    --------------------    ------------------

Commitments and contingencies

                                                                                         $   37,320,628          $ 35,277,975
                                                                                    ====================    ==================




                   The accompanying notes are an integral part of these consolidated financial statements.



                        BPI PACKAGING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                   -------- THREE MONTHS ENDED -------
                                                                                NOVEMBER 22,                  NOVEMBER 24,
                                                                                    1996                          1995
                                                                         ---------------------------   ---------------------------
                                                                                                (UNAUDITED)

Net sales                                                                    $            8,840,916        $            8,073,432
Cost of goods sold                                                                        7,365,285                     6,974,544
                                                                         ---------------------------   ---------------------------
  Gross profit                                                                            1,475,631                     1,098,888

Operating expenses
  Selling, general and administrative                                                     1,870,519                     1,581,842
                                                                         ---------------------------   ---------------------------
                                                                                          1,870,519                     1,581,842
                                                                         ---------------------------   ---------------------------

    Loss from operations                                                                   (394,888)                     (482,954)

Other income (expense)
  Interest expense                                                                         (258,364)                     (208,624)
  Interest income                                                                             1,861                        17,772
                                                                         ---------------------------   ---------------------------


Net loss                                                                     $             (651,391)       $             (673,806)
                                                                         ===========================   ===========================


Loss per share                                                               $                (0.05)       $                (0.06)
Weighted average common shares outstanding                                               12,475,138                    11,781,314






                   The accompanying notes are an integral part of these consolidated financial statements



                        BPI PACKAGING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                    -------- NINE MONTHS ENDED -------
                                                                                NOVEMBER 22,                  NOVEMBER 24,
                                                                                    1996                          1995
                                                                         ---------------------------   ---------------------------
                                                                                               (UNAUDITED)

Net sales                                                                     $          24,670,990         $          21,942,420
Cost of goods sold                                                                       21,665,509                    17,878,560
                                                                         ---------------------------   ---------------------------
  Gross profit                                                                            3,005,481                     4,063,860

Operating expenses
  Selling, general and administrative                                                     5,553,788                     4,353,641
                                                                         ---------------------------   ---------------------------
                                                                                          5,553,788                     4,353,641
                                                                         ---------------------------   ---------------------------

    Loss from operations                                                                 (2,548,307)                     (289,781)

Other income (expense)
  Interest expense                                                                         (826,331)                     (516,575)
  Interest income                                                                             5,212                        35,360
                                                                         ---------------------------   ---------------------------


Net loss                                                                      $          (3,369,426)       $             (770,996)
                                                                         ===========================   ===========================


Loss per share                                                                $               (0.27)       $                (0.07)
Weighted average common shares outstanding                                               12,298,560                    11,745,801






                   The accompanying notes are an integral part of these consolidated financial statements


                        BPI PACKAGING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                                  ------------ NINE MONTHS ENDED -------------
                                                                                      NOVEMBER 22,          NOVEMBER 24,
                                                                                          1996                  1995
                                                                                  --------------------- ----------------------
                                                                                                   (UNAUDITED)
Cash flows from operating activities:
  Net loss                                                                         $        (3,369,426)  $           (770,996)
                                                                                  --------------------- ----------------------

  Adjustments  to reconcile  net loss to net cash  provided  (used) by operating activities:
      Depreciation and amortization                                                          2,506,266              1,820,156
      Increase in accounts receivable - net                                                 (1,484,365)              (266,876)
      Increase in inventories                                                                 (260,022)              (847,526)
      Increase in prepaid expenses and other current assets                                   (212,531)              (779,839)
      Increase in accounts payable                                                           1,833,047                422,880
      Increase (decrease) in other accrued expenses                                             63,449               (135,034)
                                                                                  --------------------- ----------------------
          Total adjustments                                                                  2,445,844                213,761
                                                                                  --------------------- ----------------------
              Net cash used by operating activities                                           (923,582)              (557,235)
                                                                                  --------------------- ----------------------

Cash flows from investing activities:
    Additions to property and equipment                                                     (1,136,196)            (2,738,049)
    Cost of patents                                                                            (86,795)               (44,461)
    Decrease in deposits, net                                                                   34,722                116,170
    Increase in advances to officers                                                           (11,226)              (149,242)
    Decrease in note receivable                                                                      0                721,980
    Increase in other assets, net                                                              (20,874)              (224,374)
                                                                                  --------------------- ----------------------
              Net cash used by investing activities                                         (1,220,369)            (2,317,976)
                                                                                  --------------------- ----------------------

Cash flows from financing activities:
    Net (payments) borrowings under note payable - bank                                        (27,992)             2,321,273
    Principal payments on capital lease obligations                                         (1,436,429)              (893,940)
    Proceeds from equipment financings                                                               0                330,808
    Net proceeds from sales of stock and exercise of warrants                                4,384,835                159,050
                                                                                  --------------------- ----------------------
              Net cash provided by financing activities                                      2,920,414              1,917,191
                                                                                  --------------------- ----------------------

Net increase (decrease) in cash                                                                776,463               (958,020)
Cash at beginning of period                                                                    109,093              1,350,450
                                                                                  --------------------- ----------------------
Cash at end of period                                                              $           885,556 $              392,430
                                                                                  ===================== ======================




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

         In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the three and nine month periods ended November 22, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1997.

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

NOTE 3: ACCOUNTS RECEIVABLE

         Accounts receivable, net consists of the following:

                                  NOVEMBER  22,               FEBRUARY 23,
                                     1996                       1996
                                  -----------               -----------
Accounts receivable               $ 3,780,924               $ 2,273,132
Allowance for doubtful accounts      (118,427)                  (95,000)
                                  -----------               -----------
                                  $ 3,662,497               $ 2,178,132
                                  ===========               ===========

NOTE 4: INVENTORIES

         Inventories consist of the following:

                                           NOVEMBER 22,   FEBRUARY 23,
                                              1996           1996
                                           ----------     ----------
Raw materials                              $1,938,478     $1,480,667
Finished goods                              2,249,141      2,446,930
                                           ----------     ----------
                                           $4,187,619     $3,927,597
                                           ==========     ==========


NOTE 5: NOTE PAYABLE -BANK

         The Company has a $4,000,000 revolving line of credit from a commercial bank that is secured by accounts receivable and inventory. Borrowings under the line of credit are subject to 80% of qualifying accounts receivable and 35% of qualifying inventories (up to a maximum inventory loan of $1,500,000), less the aggregate amount utilized under all commercial and standby letters of credit and bank acceptances. The line of credit bears interest at the bank's prime rate plus 2.5% (10.75% at November 22, 1996), and provides for a 1/8th of 1% unused line fee and is subject to renewal annually. At November 22, 1996, availability under the line of credit was approximately $330,000 and the balance under the line of credit was $3,724,612.

         Terms of an amendment dated March 1, 1996, include certain financial covenants that the Company must maintain, including debt service coverage, capital base, and debt to equity covenants. The Company is in violation of several of the covenants as of November 22, 1996.

         On December 5, 1996 the Company refinanced its bank line of credit with a new lending institution (See Note 8-Subsequent Event).


NOTE 6: CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED NOVEMBER 22, 1996



                        BPI PACKAGING TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED NOVEMBER 22, 1996

                                                                        SERIES A CONVERTIBLE          SERIES B CONVERTIBLE
                                                  COMMON STOCK             PREFERRED STOCK              PREFERRED STOCK
                                        ----------------------------- -------------------------- ----------------------------
                                            SHARES           AMOUNT       SHARES        AMOUNT        SHARES         AMOUNT
                                            ------           ------       ------        ------        ------         ------

                                        ----------------------------- ------------ ------------- ------------- --------------
Balance at February 23, 1996                 11,800,909     $118,009      303,946    $1,215,784       146,695     $1,466,954
Sale of common stock pursuant to
 Regulation S and Regulation D
 private placement offerings, net of
 issuance costs                               1,207,500       12,075
Sale of common and preferred stock
 pursuant to partial exercise of
 underwriter's warrants from prior
 public offerings, net of issuance costs        402,600        4,026      100,000       225,000
Conversion of Series A convertible
 preferred stock to common stock                 31,800          318      (31,800)     (127,200)
Sale of common stock pursuant to
 exercise of class B warrants from the
 Company's third public offering, net
 of issuance costs                              511,761        5,118
Issuance of common stock based on
 RC America's FY96 results                        2,550           26
Net loss for the nine months ended
 November 22, 1996
                                        ================  =========== ============ ============= ============= ==============
Balance at November 22, 1996                 13,957,120     $139,572      372,146    $1,313,584       146,695     $1,466,954
                                        ================  =========== ============ ============= ============= ==============




                                                     Capital in
                                                     Excess of          Accumulated
                                                     Par Value            Deficit             Total
                                                     ---------            -------             -----

                                                  ------------- --------------------- ---------------
Balance at February 23, 1996                       $33,615,213        ($16,646,989)       $19,768,971
Sale of common stock pursuant to
 Regulation S and Regulation D
 private placement offerings, net of
 issuance costs                                      2,194,793                              2,206,868
Sale of common and preferred stock
 pursuant to partial exercise of
 underwriter's warrants from prior
 public offerings, net of issuance costs               851,024                              1,080,050
Conversion of Series A convertible
 preferred stock to common stock                       126,882                            ---
Sale of common stock pursuant to
 exercise of class B warrants from the
 Company's third public offering, net
 of issuance costs                                   1,092,799                              1,097,917
Issuance of common stock based on
 RC America's FY96 results                               5,074                                  5,100
Net loss for the nine months ended
 November 22, 1996                                                      (3,369,426)        (3,369,426)
                                                  ============= =====================  ===============
Balance at November 22, 1996                       $37,885,785        ($20,016,415)       $20,789,480
                                                  ============= =====================  ===============



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


NOTE 8: SUBSEQUENT EVENT

         On December 5, 1996 the Company refinanced its bank line of credit with a new lending institution. The new revolving line of credit is $8,000,000 secured by accounts receivable and inventory and all other assets except for equipment. Availability of borrowings under the line of credit is determined by calculations of the borrowing base, as specifically defined in the loan and security agreement, but generally means 85% of qualifying accounts receivable and 40% of eligible inventories less the aggregate amount of all outstanding commercial and standby letters of credit. The line of credit bears interest at 1.5% above the variable interest rate quoted by Norwest Bank of Minnesota with a minimum rate of 8.0%. The credit line is for 5 years and is subject to renewal annually. The line of credit includes certain financial covenants that the Company must maintain to avoid a default including current ratio, debt to equity, maintaining a net worth of $14 million and profitability.






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

RESULTS OF OPERATIONS

         THIRD QUARTER OF FISCAL YEAR 1997 COMPARED TO THIRD QUARTER OF FISCAL YEAR 1996

         For the third quarter of Fiscal 1997, ended November 22, 1996, the Company had sales totaling $8,840,916 as compared to sales of $8,073,432 for the third quarter of Fiscal 1996, ended November 24, 1995, an increase of 9.5%.

         The Company's core bag and film business (traditional plastic grocery carryout bags and proprietary plastic carryout bags of "T-shirt sack" design and plastic film products) had sales of $8,761,116 in the third quarter of Fiscal 1997 compared to $7,542,638 in the third quarter of Fiscal 1996, an increase of 16.1%.

         Sales of the Company's proprietary bag products (FRESH-SAC(R) T-shirt sack produce bag, HANDI-SACTM and MAXI-SACTM) and plastic film products were $3,228,335 in the third quarter of Fiscal 1997 compared to sales of $2,456,357 in the third quarter of Fiscal 1996, an increase of 31.4%. Management expects that sales of proprietary bag products will continue to increase in the fourth quarter of Fiscal 1997. Sales of traditional products were $5,532,781 in the third quarter of Fiscal 1997 compared to sales of $5,086,281 in the third quarter of Fiscal 1996, an increase of 8.8%. Sales from RC America, Inc. were $79,800 in the third quarter of Fiscal 1997 compared to sales of $502,045 in the third quarter of Fiscal 1996. RC America, Inc.'s sales may fluctuate significantly from quarter to quarter due to the nature of its business and the timing of transactions. BPI Packaging, Inc. did not have any sales of products purchased from Integrated Bagging Systems Corporation in the third quarter of Fiscal 1997 compared to sales of $28,749 in the third quarter of Fiscal 1996 because resources were not allocated to this subsidiary. Market Media, Inc. did not have revenue during the third quarter of Fiscal 1997 primarily because of a delay in receiving necessary independent third party research data for advertised brands. The research data, received in the fourth quarter, documents sales increases of up to 29.9% over a 12-week period for brands advertised on the Floor Focus Ad-TileTM.

         Cost of goods sold for the third quarter of Fiscal 1997 was $7,365,285 compared to $6,974,544 in the third quarter of Fiscal 1996. Cost of goods sold as a percentage of sales was 83.3% for the third quarter of Fiscal 1997 compared to 86.3% for the third quarter of Fiscal 1996. The decrease in cost of goods sold as a percentage of sales was due primarily to increased manufacturing output which lowered unit cost and an increased proprietary product mix which has a lower cost of goods as a percentage of the selling price compared to the traditional grocery carryout bag.

         Selling, general and administrative expense for the third quarter of Fiscal 1997 was $1,870,519 compared to $1,581,842 in the third quarter of Fiscal 1996. The increase is primarily related to increased shipments (freight and related expenses are included in SG&A), sales and marketing activity for proprietary bag and film products and in-store advertising and promotion products, as well as start-up costs for Market Media, Inc.

         Interest expense for the third quarter of Fiscal 1997 was $258,364 compared to $208,624 for the third quarter of Fiscal 1996. The increase is related to debt incurred for purchases of equipment and higher rates of interest on the credit line in Fiscal 1997 compared to Fiscal 1996.

         Net loss was $651,391 for the third quarter of Fiscal 1997 compared to net loss of $673,806 for the third quarter of Fiscal 1996. (The non-cash expense of depreciation and amortization was $859,406 in the third quarter of Fiscal 1997 compared to $618,663 in the third quarter of Fiscal 1996.)

         Operating profits (loss) for the various business segments are as follows:

                                                          Third Quarter
                                                 Fiscal 1997        Fiscal 1996
                                                 -----------        -----------
Proprietary, traditional and film products     $   335,159          ( $119,974)

RC America, Inc.                                 (  42,806)             15,427

BPI Packaging, Inc.                                      0              23,662

Market Media, Inc.                                (187,344)                  0

Unallocated corporate overhead                   ( 499,897)         (  402,069)
                                              -------------         ------------
Operating loss                                   ( 394,888)         (  482,954)

Interest expense, net                             (256,503)          ( 190,852)
                                              -------------          ----------

Net loss                                       ( $ 651,391)        ($  673,806)
                                              ============         ============


         FIRST NINE MONTHS OF FISCAL YEAR 1997 COMPARED TO FIRST NINE MONTHS OF FISCAL YEAR 1996

         For the first nine months of Fiscal 1997, ended November 22, 1996, the Company had sales totaling $24,670,990 as compared to sales of $21,942,420 for the first nine months ended November 24, 1995, an increase of 12.4%.

         The Company's core bag and film business (traditional plastic grocery carryout bags and proprietary plastic carryout bags of "T-shirt sack" design and plastic film products) had sales of


$22,730,048 for the first nine months of Fiscal 1997 compared to sales of $20,341,088 for the first nine months of Fiscal 1996, an increase of 11.7%.

         Sales of the Company's proprietary bag products (FRESH-SAC(R) T-shirt sack produce bag, HANDI-SAC(TM) and MAXI-SAC(TM)) and plastic film products were $8,762,324 in the first nine months of Fiscal 1997 compared to sales of $7,146,125 in the first nine months of Fiscal, 1996, an increase of 22.6%. Sales of traditional grocery carryout T-shirt bags increased from $13,194,963 in the first nine months of Fiscal 1996 to $13,967,724 in the first nine months of Fiscal 1997, an increase of 5.8%. RC America, Inc. sales for the first nine months of Fiscal 1997 were $1,882,423 compared to $1,197,205 in the first nine months of Fiscal 1996. RC America, Inc.'s sales may fluctuate significantly from quarter to quarter due to the nature of its business. BPI Packaging, Inc. did not have any sales of product purchased from Integrated Bagging Systems Corporation in the first nine months of Fiscal 1997 compared to sales of $404,127 in the first nine months of Fiscal 1996 because resources were not allocated to this subsidiary. Market Media, Inc. recorded revenue of $58,519 during the first nine months of Fiscal 1997 which represented revenue from the initial installation of Floor Focus Ad-TileTM in 104 supermarkets in May, 1996.

         Cost of goods sold for the first nine months of Fiscal 1997 was $21,665,509 compared to $17,878,560 in the previous year. Cost of goods sold as a percentage of sales was 87.8% for the first nine months of Fiscal 1997, compared to 81.4% for the first nine months of Fiscal 1996. The increase in cost of goods sold as a percentage of sales was due primarily to an increase in material costs relative to the selling prices of the Company's products which occurred primarily in the first six months of Fiscal 1997. Increased manufacturing productivity and increased proprietary product mix decreased the cost of goods as a percentage of sales in the third quarter.

         Several factors that materially contributed to the increase in cost of goods sold as a percentage of sales in the first six months were the following:

         One factor that contributed to lower margins was the impact of a major program cancellation in Fiscal 1996. In the third quarter of Fiscal 1996, a proprietary bag program to which the Company had allocated more than 25% of its manufacturing capacity was canceled by a major retail chain, and the negative impact of this cancellation continued through the second quarter of Fiscal 1997. The manufacturing capacity released by the program cancellation was partially replaced with lower margin traditional grocery T-shirt sacks which have higher material costs compared to proprietary products as a percentage of the selling price. A decline in margin for the traditional grocery T-shirt sack, caused primarily by market conditions and competition for new accounts, in the first six months of Fiscal 1997 compared to the first six months of Fiscal 1996 reduced the gross margin approximately $800,000 and caused the cost of goods sold as a percentage of sales to increase.

         A second factor was that manufacturing productivity declined in the first six months of Fiscal 1997 and materially contributed to the increase in cost of goods sold as a percentage of sales. In the first six months of Fiscal 1997, unit production was less than unit sales resulting in lost value added of approximately $300,000. The negative impact of under-production resulted in manufacturing cost that would otherwise have been absorbed in inventory or additional sales being expensed in the first six months. Manufacturing productivity was negatively impacted by several factors: Low backlog at the beginning of the fiscal year, unfavorable product mix with traditional bag products at 60% and proprietary bag products at 28% of the core bag and film business, disruption to routine production caused by the installation of a new advanced technology printing press and bag manufacturing machines, and a successful crash research and development effort to manufacture a proprietary film product for the building products industry.

         A third factor is product mix which materially impacts actual capacity, capacity utilization and potential revenues from the facility. Management believes that actual plant capacity and potential revenues from the facility will expand significantly up to the $60-$70 million range if management is successful in its plans to shift product mix entirely to proprietary bags and plastic films from lower margin traditional standard T-shirt sack bags. In particular, most of the capital equipment needed for these proprietary bag and film sales is in place and only relatively minor additions are needed to meet anticipated demand over the near term for these non-traditional bag and film products. Management's goal is to seek to significantly increase revenues from the existing facility through the sale of proprietary bag and plastic film products, which typically have higher margins compared to utilizing the same production capacity for traditional T-shirt bags.

         Selling, general and administrative expense for the first nine months of Fiscal 1997 was $5,553,788 or 22.5% of sales, compared to $4,353,641, or 19.8% of sales for the first nine months of Fiscal 1996. The increase is primarily related to increased shipments (freight and related expenses are included in SG&A), sales and marketing activity for proprietary bag and film products and in-store advertising and promotion products, as well as start-up costs for Market Media, Inc.

         Interest expense for the first nine months of Fiscal 1997 was $826,331 compared to $516,575 for the first nine months of the previous year. The increase is related to debt incurred for purchases of equipment and higher rates of interest on the credit line in Fiscal 1997 compared to Fiscal 1996.

         A net loss of $3,369,426 for the first nine months of Fiscal 1997 compared to a net loss of $770,996 for the first nine months of Fiscal 1996. The increase in net loss was caused primarily by increased cost of goods sold and increased selling, general and administrative expenses. (The non-cash expense of depreciation was $2,506,266 in the first nine months of Fiscal 1997 compared to $1,820,156 in the first nine months of Fiscal 1996.)

         Operating profits (loss) for the various business segments are as follows:

                                                        Nine Months
                                               Fiscal 1997        Fiscal 1996
                                               -----------        -----------

Proprietary, traditional and film products    ($  810,433)          $ 849,113

RC America, Inc.                                   98,082          (   39,743)

BPI Packaging, Inc.                                     0              51,962

Market Media, Inc.                           (   500,568)                   0

Unallocated corporate overhead               ( 1,335,388)         ( 1,151,113)
                                            -------------         -----------




Operating (loss)                            (  2,548,307)          (  289,781)

Interest expense, net                       (    821,119)         (   481,215)
                                            ------------         ------------

Net loss                                    ($ 3,369,426)           ($770,996)
                                            =============        ============


LIQUIDITY AND CAPITAL RESOURCES

         BANK LOANS

         The Company has a $4,000,000 revolving line of credit secured by accounts receivable and inventory. Borrowings under the line of credit are subject to 80% of qualifying accounts receivable and 35% of qualifying inventories up to a maximum inventory loan of $1,500,000, less the aggregate amount utilized under all commercial and standby letters of credit and bank acceptances. The line of credit bears interest at the bank's prime rate plus 2.5% (10.75% at November 22, 1996), and provides for a 1/8th of 1% unused line fee and is subject to renewal annually. At November 22, 1996, availability under the line of credit was approximately $330,000 and the balance under the line of credit was $3,724,612.

         Terms of an amendment dated March 1, 1996, include certain financial covenants that the Company must maintain, including debt service coverage, capital base, and debt to equity covenants. The Company was in violation of several of the covenants as of November 22, 1996.

        On December 5, 1996 the Company refinanced its bank line of credit with a new lending institution. The new revolving line of credit is $8,000,000 secured by accounts receivable and inventory and all other assets except for equipment. Availability of borrowings under the line of credit is determined by calculations of the borrowing base, as specifically defined in the loan and security agreement, but generally means 85% of qualifying accounts receivable and 40% of eligible inventories less the aggregate amount of all outstanding commercial and standby letters of credit. The line of credit bears interest at 1.5% above the variable interest rate quoted by Norwest Bank of Minnesota with a minimum rate of 8.0%. The credit line is for 5 years and is subject to renewal annually. The line of credit includes certain financial covenants that the Company must maintain to avoid a default including current ratio, debt to equity, maintaining a net worth of $14 million and profitability.

         SALES OF SECURITIES

         During the first nine months of Fiscal 1997, the Company received additional equity funding through the sale of Common Stock from a Regulation S and a Regulation D offering, the exercise of underwriters warrants and the exercise of Class B warrants from the Company's third public offering. The Company received net proceeds of $4,384,835 from the sale of an aggregate of 2,121,861 shares of Common Stock and 100,000 shares of Series A Preferred Stock. The proceeds were used to purchase equipment and for general corporate purposes and the reduction of bank debt. The Company may raise additional financing through the sale of equity or debt securities to pay for all or part of the planned $2.0 million increase in capacity at the Dighton facility during the next six months as well as to increase general working capital. The Company has no commitments for such financing, and no assurance can be given that additional financing will be successfully completed or that such financing will be available or, if available, will be on terms favorable to the Company.

         EQUIPMENT AND LEASE FINANCING

         From March 1994 through November 1996, the Company acquired through purchase or lease approximately $19.7 million in additional equipment to increase manufacturing capacity and efficiency and to expand the Company's product line. The equipment was financed from the sale of equity securities and from equipment lease financing and bank loans.

         The Company currently has no outstanding commitments to purchase additional equipment. Management intends to finance any new purchases of equipment primarily through equipment lease financing. No assurance can be given that the Company will be able to obtain new equipment financing through banks or equipment lessors.

         CASH FLOW

         For the nine months ended November 22, 1996, net cash used by operating activities totaled $923,582 due to a net loss of $3,369,426 and $1,484,365 used to finance an increase in accounts receivable which was partially offset by $2,506,266 from depreciation and amortization and $1,833,047 from an increase in accounts payable. The Company also received net proceeds of $4,384,835 from the sale of an aggregate of 2,121,861 shares of Common Stock and 100,000 shares of Series A Preferred Stock. $1,136,196 was used to purchase equipment and for plant improvements, $1,436,429 was used to make principal payments on capital lease obligations and $27,992 to reduce the bank note. At November 22, 1996, stockholders' equity was $20,789,480 as compared to $23,508,120 at November 24, 1995. The Company's current ratio decreased from 1.13:1 at November 24, 1995 to 0.82:1 at November 22, 1996. The net book value of property and equipment increased from $22,485,845 at November 24, 1995 to $23,685,951 at November 22, 1996.

         To date, the Company has generated cash flows from financing activities, including sales of equity securities and bank lines of credit. Management believes that fixed asset or lease financing is now available at competitive rates from institutional lenders and leasing companies. The Company may raise additional financing through the sale of equity or debt to fund all or part of the planned $2.0 million increase in capacity at the Dighton facility during the next six months as well as to increase general working capital. The Company has no commitments for such financing, and no assurance can be given that additional financings will be successfully completed or that such financing will be available or, if available, will be on terms favorable to the Company.

IMPACT OF INFLATION

         Inflation during the last three fiscal years has not had a significant effect on the Company's activities.


                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.
                  ------------------

         On December 4, 1995, Mobil Oil Corporation ("Mobil") filed suit against the Company in the U.S. District Court for the District of Delaware, Civil Action No. 95-737. Subsequently, the Company filed a counter claim against Mobil for patent infringement. In December 1996, Mobil and the Company settled this patent litigation by mutual agreement.

ITEM 2.           CHANGES IN SECURITIES.  Not Applicable.
                  ----------------------

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.  None.
                  --------------------------------

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
                  ----------------------------------------------------

         On  September  17,  1996,   the  Company  held  an  Annual  Meeting  of
Stockholders (the "Annual Meeting") to vote on the following proposals:

         1. To elect two (2) members of the Company's Board of Directors for a three (3) year term. Nominees for Director were Ronald V. Caulfield and Gregory
M. Davall ("Proposal No. 1");

         2. To approve the Company's 1996 Stock Option Plan, under which 1,000,000 shares of the Company's Common Stock, $.01 par value per share, have been reserved for issuance ("Proposal No. 2"); and

         3. To ratify and confirm the appointment of Price Waterhouse LLP as the independent accountants for the Company for the fiscal year ending February 28, 1997 ("Proposal No. 3").

         Of the 13,445,259 shares of the Company's Common Stock of record as of July 26, 1996 able to be voted at the Annual Meeting, a total of approximately 9,094,878 shares were voted, or approximately 68% of the Company's issued and outstanding shares of Common Stock entitled to vote on these matters. Of the 372,146 shares of the Company's Series A Convertible Preferred Stock ("Preferred Stock") able to be voted at the Annual Meeting, a total of approximately 307,828 shares were voted, or approximately 83% of the Company's issued and outstanding shares of Preferred Stock entitled to vote on these matters. Common Stock and Preferred Stock voted as a single class. Each of the proposals was adopted, with the vote totals as follows:



                                                                  Shares
                                             Shares               Voting          Shares            Broker
Proposal                                    Voting For            Against       Abstaining        Non-Votes
--------                                    ----------            -------       ----------        ---------

         Proposal No. 1
         --------------
(a)      Ronald V. Caulfield                9,276,072            126,634             0                  0

(b)      Gregory M. Davall                  9,276,072            126,634             0                  0

                                                                  Shares
                                             Shares               Voting          Shares            Broker
Proposal                                    Voting For            Against       Abstaining        Non-Votes
--------                                    ----------            -------       ----------        ---------

         Proposal No. 2                     4,437,276             539,733         42,337          4,383,360
         --------------


         Proposal No. 3                     9,324,655              64,064         13,987                 0
         --------------

ITEM 5.           OTHER INFORMATION.  None.
                  ------------------

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.
                  ---------------------------------

         (a)      Exhibits.
                  ---------

         The following exhibits are filed herewith:

         Exhibit
         Number                     Title
         ------                     -----

          10a Loan and Security Agreement by and among the Company, RC America, Inc. and Foothill Capital Corporation ("Foothill").

          10b Secured Term Promissory Note from the Company and RC America to Foothill.

          10c Pledge and Security Agreement by and between the Company and Foothill.

          10d     Continuing Guaranty of Market Media, Inc.

          10e     Continuing Guaranty of BPI Packaging (UK) Limited.

          10f     Security  Agreement  by and between  Market  Media,  Inc.  and
                  Foothill.



          10g Security Agreement by and between BPI Packaging (UK) Limited and Foothill.

          10i* Settlement Agreement by and between the Company and Mobil Oil Corporation, dated December 19, 1996.

          27      Financial Data Schedule.

--------------------
          *  Certain   information   withheld  and  filed  separately  with  the
             Commission pursuant to a request for confidential treatment.

         (b)      Reports on Form 8-K.  None.
--------------------


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BPI PACKAGING TECHNOLOGIES, INC.



Date: January 6, 1997            By:/s/ Dennis N. Caulfield
                                    -----------------------
                                    Dennis N. Caulfield, Chief Executive Officer
                                     and Chief Accounting Officer




