Form 10-K
period 1997-02-28
BPI PACKAGING TECHNOLOGIES INC
filed 1997-06-13
CIK 866751

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1997
                         COMMISSION FILE NUMBER 0-19561

                        BPI PACKAGING TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                       04-2997486
            --------                                       ----------
  (State or other jurisdiction                          (I.R.S. employer
of incorporation or organization)                      identification no.)

             455 SOMERSET AVENUE, NORTH DIGHTON, MASSACHUSETTS 02764
             -------------------------------------------------------
               (Address of principal executive offices) (Zip code)

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
                                            Yes X  No
                                               ---    ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K.    X
                               ---

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the bid and ask prices of the Common Stock and Series A Convertible Preferred Stock as reported by NASDAQ/NMS on June 10, 1997 was approximately $22,887,098 for the Common Stock and $594,731 for the Series A Convertible Preferred Stock. As of June 10, 1997, 14,084,368 shares of Common Stock, $.01 par value per share, were outstanding and 339,846 shares of Series A Convertible Preferred Stock, $.01 par value per share, were outstanding.





                    FORWARD-LOOKING STATEMENTS OR INFORMATION

         This Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-K which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and other development trends of industry segments in which the Company is active, business strategy, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company.

         All phases of the Company's operations are subject to influences outside its control. Any one, or a combination, of these factors could materially affect the results of the Company's operations. These factors include: sales, competition, inflation, raw material price increases, rate of market penetration for products, new product development and market acceptance, litigation, interest rate fluctuations, availability of equity financing, availability of capital and operating lease financing, availability of bank or other financial institution lines of credit and other capital market conditions. Forward-looking statements made by or on behalf of the Company are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, all of the forward- looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         BPI Packaging Technologies, Inc., (the "Company") is a specialty packaging and in-store advertising and promotion company. The Company develops, manufactures, markets and sells plastic bags and advertising and promotion products to grocery, convenience, retail and drug store chains. The Company manufactures traditional plastic grocery carry out bags of "T-shirt sack" design commonly used at the checkout counter and plastic T-shirt carry out bags in proprietary, value-added dispensing systems for use in the produce section of the supermarket and the checkout counters of convenience, retail and drug store chains. The Company's T-shirt carry out bags and plastic film are manufactured in a new, state-of -the-art plant which utilizes some of the world's most advanced and highest quality printing, extrusion and bag making equipment. The Company's investment in state-of- the-art manufacturing equipment and computer controlled process technology allows the Company to manufacture its products with flexibility because 100% of manufacturing capacity can be allocated to any one product and allows it to be a lower cost and high quality producer in its markets. The Company's Floor Focus Ad-Tile(TM) in-store advertising and promotion product is manufactured by a licensor.

         The Company's strategy is to (i) integrate its proprietary bag products and proprietary in-store advertising and promotion products in grocery, convenience, retail and drug store chains, and (ii) replace the manufacturing capacity allocated to the lower margin traditional plastic grocery carry out bag with higher margin proprietary bag and plastic film products and to grow the proprietary packaging and in-store advertising and promotion business segments. Sales for the year ended February 28, 1997, ("Fiscal 1997") were $30.8 million, of which $12.0 million or 39.0% was attributed to sales of proprietary bag and plastic film products. Sales of in-store advertising and promotion products are at the initial stage of market penetration and were nominal.

         Sales of packaging products based on the present business plan are forecast as follows: Fiscal 1998; $38.6 million, Fiscal 1999; $77.6 million and Fiscal 2000; $91.0 million. The forecast anticipates that the Company will be profitable from packaging operations in each fiscal year. Sales of in-store advertising and promotion products are not included in the above forecast because, notwithstanding the anticipated success of these programs, it is too early to forecast trends. However, sales of in-store advertising and promotion products are expected to be in the $60.0 million range in Fiscal 2000, based on present programs.

         The Company can be categorized as having completed in Fiscal 1997 the developmental stage of the Company's business and entering the sales and marketing stage beginning in Fiscal 1998. Management's sales and marketing goal is to have its existing and planned manufacturing capacity fully utilized by the end of Fiscal 1999 with higher margin proprietary bag and film products. Traditional grocery carry out bags are forecast to decline to nominal levels in the fourth quarter of Fiscal 1998.

          During the period June 1991 to February 1997, which is categorized as the development stage of the Company's business, the Company acquired and brought on-line $38.1 million of new, state-of-the-art extrusion, printing and bag making equipment in its Dighton, Massachusetts facility, and  developed  patented  and  proprietary  bag and plastic  film  products  and developed and acquired in-store advertising and promotion products. The Company's proprietary bag and in-store advertising and promotion products are uniquely positioned in their markets and have limited direct competition.

          The Company's present manufacturing capacity will support estimated sales of $40 to $50 million annually. In Fiscal 1998, the Company plans a $0.5 million investment in manufacturing capacity and subject to appropriate agreements, capacity additions in Fiscal 1999 and 2000 are planned to be $6.1 million and $2.7 million, respectively, which capacity additions will provide the total manufacturing capacity to support estimated sales of $70 to $90 million annually at its Dighton, Massachusetts facility. The Company currently has outstanding commitments of $0.3 million of the planned Fiscal 1998 $0.5 million investment. However, upon the completion of a minimum of $2.0 million of a maximum $5.0 million private placement of senior long term debt and equity presently being negotiated, the Company intends to accelerate Fiscal 1999 capital investment by increasing commitments for Fiscal 1998 by $3.5 to $3.9 million. All capacity estimates are based upon certain assumptions regarding pricing, manufacturing efficiencies and product mix.

         Sales of packaging products require a prior capital investment of approximately $1 for each $2.0 to $2.5 of sales. The Company's in-store advertising and promotion products, Floor Focus Ad- Tile(TM) and Produce Profit Builder(TM) Cartridge Talker(TM) are produced by a licensor and the Company, respectively. Sales are directly related to market penetration and are not constrained by the Company's prior investment in manufacturing capacity. Developing the capability to penetrate the in-store advertising and promotion market requires an investment in sales and marketing infrastructure, but management expects that this capital investment will be significantly less than the investment required to support equivalent sales of bag and plastic film products. Management's goal of integrating proprietary bag and film products and proprietary in-store advertising and promotion products is expected to create in the future, new market opportunities and reduce the capital requirements necessary to support growth.

         The Company competes in the $731 million annual market for 1996 based on management's estimate for traditional plastic grocery carry out T-shirt bags. This market is highly competitive and margins have remained low for several years covering variable manufacturing costs but making no, or little contribution to manufacturing overhead, SG&A, interest or profit. Management's goal is to reduce sales of this product in the first quarter and to nominal levels in the second and third quarters and to withdraw from this market by the end of this fiscal year. In conjunction with this exit strategy, certain write-downs of assets and expenses related to the traditional T-shirt product line were recorded in the fourth quarter of Fiscal 1997 amounting to $5,897,648 in order to reflect these items, now considered impaired, at fair value. In addition, due to the deterioration of the product lines' gross margin due to intense competition, approximately $1,165,000 of inventory reserves were established in the fourth quarter in Fiscal 1997 to properly state the traditional T-shirt bag product line inventory at net realizable value. In May 1997, the withdrawal from this market resulted in the Company reducing its work force 26% to 143 employees and reducing salary, wages, fringe benefit costs and other variable costs by an estimated $6.0 million annually.

         The Company has entered the in-store advertising and promotion market with two new products: (i) Produce Profit Builder(TM), which incorporates the Company's established proprietary FRESH-SAC(R) T-shirt produce bag, which is used by approximately 1,000 supermarkets, into a new in-store advertising and promotion vehicle for supermarkets, and (ii) the new patented Floor Focus Ad-Tile(TM) system, which is a semi-permanent floor tile which contains full color advertising messages manufactured into it and is installed in the floor in strategic locations throughout the store. The objective of the Produce Profit Builder program and Floor Focus Ad-Tile(TM) is to increase sales in-store at the point of purchase.

          In-store tests for both of these programs were successfully completed in Fiscal 1997. The results of the in-store test for the Produce Profit Builder program, utilizing the Fresh-Sac(R) T-shirt produce bag and Cartridge Talker(TM), showed increased produce revenues for six advertised items of $18.71 per one thousand customers which translates into an estimated increase in pretax profits for a 185 store supermarket chain of approximately $1.2 million annually. Floor Focus Ad-Tile(TM) was successfully tested in-store at Winn-Dixie Supermarkets. Information Resources, Inc., an independent market research firm, conducted research based on scan data for a 12-week period ending November 1996. The research reported sales gains of 21.5% to 29.5% for Nestle's, Campbell Soup and H.J. Heinz products. The Produce Profit Builder sales and marketing campaign began in December 1996, and presently there are 18 supermarket chains representing sales estimated by management of $30 million annually in various stages of in-store test, and it is anticipated that sales from this program will begin to increase in the second quarter. Coca-Cola France and a major international supermarket chain have agreed to an eight week in-store test for Floor Focus Ad-Tile(TM) in several hypermarkets (referred to as Super Stores in the U.S.) beginning in July 1997. It is anticipated that the test will be successful and that sales of Floor Focus Ad-Tile(TM) advertising to Coca-Cola France and others will begin in France in the third quarter of Fiscal 1998. In June 1997, Coca-Cola USA budgeted Floor Focus Ad-Tile(TM) for a national program for convenience stores, to begin in 1998, subject to an in-store test.

         Management believes that Fiscal 1998 will be a transition year to profitability. The Company is being propelled forward by two structural dynamics: proprietary plastic film and proprietary bag products. A third structural dynamic in-store advertising and promotion products is expected to develop sales momentum in this fiscal year.

         A new proprietary film for the encapsulation of fiberglass insulation is being purchased by a major manufacturer of fiberglass insulation that plans to convert all of its production lines to the encapsulated film over a four year period. If other manufacturers make the decision to encapsulate fiberglass insulation, the total market for film for the encapsulation of fiberglass insulation is estimated by management at $243 million annually.

         The proprietary Fresh-Sac(R) and Handi-Sac(TM) bag products have six to 18 months of sAles and marketing effort in the pipeline and both of these products are expected to have accelerating sales in Fiscal 1998. Handi-Sac(TM) is already being sold to approximately 8,686 convenience stores. Fresh- Sac(R) is being sold to approximately 1,000 supermarkets and 18 supermarket chains representing potential annual revenues of approximately $30 million are in various stages of in-store test. The total market for Handi-Sac(TM) and Fresh-Sac(R), including Fresh Focus Cartridge Talker advertising, is estimated by management at $619 million annually.

         A third structural dynamic, in-store advertising and promotion products, is expected to develop sales momentum in Fiscal 1998. The Floor Focus Ad-Tile(TM) advertising market in the U.S. for grocery and convenience stores is estimated at $606 million annually. The hypermarkets in France represent a market potential estimated by management at $100 million annually for Floor Focus Ad- Tile(TM) advertising. Cause Marketing anti-smoking advertising and promotion messages directed to the youth of the nation by the installation of Educational Tile(TM) in the nations public schools is estimated by management to be a $150 million annual market.

HISTORY

         The Company's predecessor, Beresford Packaging, Inc. ("Beresford-U.S.") was organized as a wholly owned subsidiary of Beresford Packaging, Inc., a
Canadian corporation (that was subsequently amalgamated into Beresford Box Company Limited ("Beresford -Canada")) in February 1988 to acquire certain assets and assume certain liabilities of Surrey Industries, Inc., an unaffiliated entity, which manufactured traditional high molecular weight, high density polyethylene ("HMWPE") plastic bags. The Company was organized as a Delaware corporation in May 1990 and in August 1990 Beresford-U.S. merged into the Company. In February 1993, the stockholders and directors of the Company approved the name change of the Company from BPI Environmental, Inc. to BPI Packaging Technologies, Inc. The Company operates three wholly owned subsidiaries: RC America, Inc., which purchases surplus inventory from manufacturers of consumer products and markets and sells the products to mass merchandise retailers and other retail chains; BPI Packaging (UK) Limited, which markets and sells the Company's products in Europe and Market Media, Inc., which sells and markets in-store advertising and promotion programs. BPI Packaging, Inc., which was established to purchase, sell and market plastic bag products manufactured by another bag manufacturer, is a non-operating wholly owned subsidiary of the Company. Unless otherwise indicated, the term "Company" includes BPI Packaging Technologies, Inc., its predecessor Beresford-U.S., and its four subsidiaries.

PRODUCTS AND MARKETS

         Direct competition refers to competition from identical products, and indirect competition refers to products which are not identical, but which could be substituted for the Company's product.
Market size estimates are management estimates:

                                                   1996                PATENT
                                          ANNUAL MARKET (MILLIONS)     STATUS                COMPETITION
                                          ------------------------     ------                -----------
TRADITIONAL GROCERY T-SHIRT BAG             $731                       U.S. Patent           Sonoco,Vanguard,
(Including Non-Food Retail)                                            Issued 1989           and Others

HANDI-SAC(TM)                               $120                       U.S. Patent           No Direct
Convenience & Auto Stores                                              Issued 1993           IndirectPaperand
                                                                                             Sonoco T-Sack Roll Bag

PROPRIETARY FILM-Construction Industry      $243                       Trade Secrets         No Direct
(Final stage of research and development -  $100                       Trade Secrets         No Direct
Tissue Overwrap)                            $223                       Process Technology    Limited Direct
                                             ---

                           Sub Total:       $566

FRESH-SAC(R)                                $264                       U.S. Patent           No Direct;
T-Shirt Produce Bag                                                    Issued 1993           Produce Bag
                                                                                             On a Roll - Indirect

 FRESH FOCUS CARTRIDGE TALKER(TM)                    $235              U.S. Patent           No Direct
 (Sold with FRESH-SAC(R))                                              Issued 1996
                                                                       Advertising/Promotion

IN-STORE ADVERTISING AND PROMOTION PRODUCTS:
         FLOOR FOCUS AD-TILE
         (Floor Billboard Advertising)      $380 Grocery,              U.S. Patent           No Direct; Indirect 3M
                                            $  88  Produce             Issued 1993           Indirect Heritage Media
                                            $138 Convenience Store     (Exclusive License)   Indirect Catalina Mktg.
                                            N/A  Non Food Retail
                                            $100 Hypermarkets France
                                            $706 Total

CAUSE MARKETING                             $150 Anti-Smoking schools  U.S. Patent           No Direct
         EDUCATIONAL TILE(TM)                                          Issued 1993
         (Floor Billboard Advertising                                  (Exclusive License)
          For Schools & Others)

GRAND TOTAL                                 $2,772 (after withdrawal from the traditional grocery T-shirt bag market of $731 million annually, the adjusted total is $2,041)

         HANDI-SAC(TM) is a T-shirt bag sold in a patented dispensing mechanism. The system allows the retailer to effectively store and dispense T-shirt bags in a limited space, which is important to convenience, drug, retail and hardware stores. The marketing program for this product began in Fiscal 1995 and in the first quarter of Fiscal 1998, the product is being sold to approximately 8,686 convenience, drug, retail and hardware stores excluding approximately 3,700 Mobil Marts which are expected to be added in Fiscal 1998. The annual market potential for HANDI-SAC(TM) in the 97,000 convenience stores and 40,000 auto store markets is estimated by management at $120 million annually. The Company has no direct competition in this market, but has indirect competition from paper bags and the T-shirt bag on a roll manufactured by Sonoco Products Company ("Sonoco"). The principal competition in this market is paper bags, which have the largest share of the market and cost approximately two to three times the price of HANDI-SAC(TM). Sales of Handi-Sac(TM) were $3.6 million in Fiscal 1997.

          FRESH-SAC(R) T-shirt produce bag is a thin, high clarity, high molecular weight, high density produce bag manufactured from a proprietary plastic developed by the Company and sold in a patented dispensing mechanism. The product is presently sold to approximately 1,000 supermarkets directly and through distributors. In 1997, there are 34,000 supermarkets in the United States, which represents an annual market potential for this product of $264 million. The Company has no direct competition in this market, but has indirect competition from the traditional produce bag on a roll.
 Sales of Fresh-Sac(R) were $3.2 million in Fiscal 1997.

         TRADITIONAL GROCERY T-SHIRT BAG is classified as a non-proprietary product although the Company owns an issued patent on this product. The bags are manufactured using HMWPE plastic resin and are sold to grocery, convenience, drug and retail chains. Management's goal is to reduce sales of this product in the first quarter and to nominal levels in the second and third quarters and to withdraw from this market by the end of this fiscal year. In conjunction with this exit strategy, certain write-downs of assets and expenses related to the traditional T-shirt product lines were recorded in the fourth quarter of Fiscal 1997 amounting to $5,897,648 in order to reflect these items, now considered impaired, at fair value. In addition, due to the deterioration of the product lines' gross margin due to intense competition, approximately $1,165,000 of inventory reserves were established in the fourth quarter in Fiscal 1997 to properly state the traditional T-shirt bag product line inventory at net realizable value. In May 1997, the withdrawal from this market resulted in the Company reducing its work force 26% to 143 employees and reducing salary, wages, fringe benefit costs and other variable costs by an estimated $6.0 million annually. Sales of the traditional grocery t-shirt bag were $16.6 million in Fiscal 1997.

         The estimated by management $731 million annual market in 1996 for T-shirt bags has developed over the past ten years primarily because the T-shirt bag has been approximately one-half to one-quarter the price of kraft paper bags over the period and the T-shirt bag has been a less expensive alternative to paper and plastic merchandise bags. Plastic T-shirt bags have an estimated 75% market share of the supermarket industry. This market is highly competitive. The Company's competitors include divisions of large multinational companies and other specialty bag manufacturers. There are high barriers to entry into the market due to the significant capital requirements. In Sonoco's 1996 Annual Report it was estimated that it presently requires a capital investment of approximately $15 million for each one billion bags of manufacturing capacity. The Company's capacity is estimated at 3.3 to 4.8 billion bags annually depending on product mix and the minimum value of its installed capacity is estimated at approximately $49.5 million.

         FILM PRODUCTS are anticipated by management to contribute significantly to the Company's proprietary sales over the next several years. In the past fiscal year, the Company has focused on the development of proprietary plastic film products for the building products and consumer products industries. A proprietary film for the encapsulation of fiberglass insulation was developed in Fiscal 1997 for a major manufacturer of fiberglass insulation that plans to convert all of its production lines to the encapsulated film over a four year period. If all of the manufacturers' production lines are converted as planned, forecasts supplied by the customer anticipate that requirements for film for the encapsulation of fiberglass insulation will be $7.3 million in Fiscal 1998 increasing to $46 million in Fiscal 2001.

         The encapsulation of fiberglass insulation is believed to be driven primarily by concerns that certain length fiberglass fibers could be a health hazard. The Company has received inquiries for its film for the encapsulation of fiberglass insulation from a number of other companies in the industry. It is management's opinion that the encapsulation of fiberglass insulation will become an industry-wide standard in the next several years. The market for the Company's proprietary film for the encapsulation of fiberglass insulation is estimated by management at $243 million annually should the encapsulation of fiberglass insulation become an industry standard.

         The Company is in the final stages of developing another proprietary film for the replacement of fiberglass insulation backing which is expected to be tested at Underwriter's Laboratories in July - September 1997. The Company is working with an equipment supplier and a major consumer packaging company to develop a thin film for tissue overwrap (paper towels for use in the kitchen and toilet tissue). This development is being driven by a major consumer products company, which has made the shift from the standard industry thick, clear, low density film for tissue overwrap to a thin, less clear, high density film. The consumer products company is reported to have entered into a five year contract with a competitor, which locks up all of the available (and necessary capacity to support the shift) high density, thin film capacity in the market. This move effectively blocks competitors from making the shift and realizing the estimated savings of $1 million for each 1% of market share. The savings realized by the consumer products company are reported to have placed competitors at a severe competitive disadvantage in the paper towel and toilet tissue market. The Company has the only available capacity in the market to support the shift by the consumer products company competitors to a high density, thin film tissue overwrap. The total market for this product, including the consumer products company, is estimated by management at $223 million annually. The Company passed an important qualifying test for its tissue overwrap film in April 1997, and if all qualifying tests are successful, production of this thin film for tissue overwrap is expected to begin in July 1997. The Company also manufacturers a proprietary film for the overwrap of McDonalds' hamburger buns. Sales of plastic film were $3.6 million in Fiscal 1997.

         IN-STORE ADVERTISING AND PROMOTION PRODUCTS are the Floor Focus Ad-Tile(TM), an in-floor advertising system (billboard on the floor), and the Produce Profit Builder(TM), which consists of the (i) Floor Focus Ad-Tile(TM),
(ii) the FRESH-SAC(R) T-shirt sack produce bag in a patented dispensing system and (iii) the patented Fresh Focus Cartridge Talker(TM), an attachment to the patented dispensing system, which is utilized as an advertising and promotion vehicle and coupon dispensing mechanism. The patented Floor Focus Ad-Tile(TM) system has full-color advertising messages manufactured into a tile which is then installed in the floor in strategic locations throughout the store with the objective of increasing brand sales at the point of purchase. Floor Focus Ad-Tile(TM) is a semi-permanent installation that withstands heavy traffic, yet is easily replaced when the message changes.

         Market Media, Inc. ("Market Media"), a wholly owned subsidiary, was organized in Fiscal 1996 to develop in-store advertising and promotion products, which were to be marketed with the FRESH-SAC(R) produce bag. Subsequently, an exclusive worldwide license on Floor Focus Ad- Tile(TM) was purchased.

         In Fiscal 1996, Market Media entered into a contract with Winn-Dixie Stores, Inc., of Florida to install its Floor Focus Ad-Tile(TM) advertising product in all of the 1,178 Winn-Dixie supermarkets. In the first quarter of Fiscal 1997, the roll out began for the first Winn-Dixie Division (109 stores of which ten stores were control stores) with national brand advertisers which included Nestle, Campbell Soup, Hebrew National, and H.J. Heinz. Initial advertising contracts totaled approximately $100,000 with individual contracts from one to three advertising cycles (4 to 12 weeks). Information Resources, Inc., an independent market research firm, conducted research based on scan data for a 12-week period ending November 1996. The research reported sales gains of 21.5% to 29.5% for Floor Focus Ad-Tile(TM) advertised products. Market Media's Floor Focus Ad-Tile(TM) for supermarkets, convenience stores and non-food retail stores, has the potential of creating new in-store advertising and promotion markets. Management estimates that the market potential for the Floor Focus Ad-Tile(TM) program is $606 million annually.

         Under the contract, Market Media is responsible for the sale of Floor Focus Ad-Tile(TM) advertising to national consumer package goods advertisers in the 1,178 Winn-Dixie supermarkets. The sale of in-store advertising to the consumer package goods companies is difficult if the advertising base does not have a national reach which is generally considered to be 5,000 to 8,000 supermarkets that reach 40% of the U.S. population each week. In Fiscal 1997, the Company did not have available to allocate the resources for a rapid expansion of the Winn-Dixie store base to the critical mass required for a national in-store advertising and promotion program. In addition to the expanded store base, the sale of supermarket advertising to the package goods companies requires a greater investment in sales and marketing resources than were allocated in Fiscal 1997. For these reasons, the Winn-Dixie Floor Focus Ad-Tile(TM) program is behind schedule. The Company's objective is to attempt to include a renegotiated Winn-Dixie contract in a possible new joint venture agreement, which is being discussed with a major in-store advertising and promotion company. In this context, Winn-Dixie would become a pilot program for the possible new joint venture. The Winn-Dixie contract expired on May 31, 1997. Negotiations with all parties are still in progress regarding a joint venture agreement.

          In Fiscal 1997, the Company identified markets for the Floor Focus Ad-Tile(TM) program in foreign markets and in the U.S., which it considers more attractive and easier to reach than the U.S. grocery market. For example, the 1,056 hypermarkets in France are estimated by managment to have an annual market potential for Floor Focus Ad-Tile(TM) of $100 million which compares to an annual market potential estimated by management at $14.0 million for 1,178 Winn-Dixie supermarkets. The U.S. grocery market is a mature and highly competitive market for in-store advertising and promotion programs. The Company believes that the best approach to efficiently penetrate the grocery market is to enter into a joint venture with a major in-store advertising and promotion company. Discussions regarding incorporating the Floor Focus Ad-Tile(TM) program in a joint venture for the U.S. grocery market are being held with a major in-store advertising and promotion company that has the sales force and necessary critical mass of supermarkets to consititute a national program.

         Foreign markets are in the early stages of in-store advertising and promotion and do not have established goals regarding population reach for national in-store advertising and promotion programs. Foreign advertising agencies generally take a much more proactive posture regarding introducing new marketing programs to their clients, and as a result, there is an established infrastructure at these advertising agencies for the sale and marketing of Floor Focus Ad-Tile(TM) advertising. These factors and more attractive margins, combined with the interest of Coca-Cola France in using Floor Focus Ad-Tile(TM) advertising in the 1,056 hypermarkets in France, have resulted in the decision to focus sales and marketing resources on France, South America and other foreign markets. The convenience store market is also regarded as attractive because it is not highly competitive for in-store advertising and promotion programs, and the Company has an existing base of 8,686 convenience stores which are currently purchasing Handi-Sac(TM) and can be used as a marketing platform for Floor Focus Ad-Tile(TM) advertising.

         Coca-Cola France and a major international supermarket chain have agreed to an eight week in-store test for Floor Focus Ad-Tile(TM) in hypermarkets (referred to as Super Stores in the U.S.) beginning in July 1997. Coca-Cola France plans to have seven Floor Focus Ad-Tiles(TM) advertising various Coca-Cola products installed in each test hypermarket. Upon the successful completion of the eight week in-store test, Coca-Cola France intends to expand the program to all 1,056 hypermarkets in France as Market Media enters into retailer agreements with the supermarket chains and floor space becomes available. The Company is confident that the Floor Focus Ad-Tile(TM) in-store test will be as successful for Coca-Cola as it has been for other products in the U.S. where sales increased 21.5% to 29.5%. Management estimates that the 1,056 hypermarkets in France represent an annual market for Floor Focus
Ad-Tile(TM), based on current pricing, of $100 million annually. It is anticipated that a successful in-store test with Coca-Cola France will open up the French, European and South American markets for Floor Focus Ad-Tile(TM) advertising with Coca-Cola, other multi-national package goods companies and supermarkets. Floor Focus Ad-Tile(TM) advertising sales from the French market are anticipated to begin in the third quarter of this fiscal year. In June 1997, Coca- Cola USA budgeted Floor Focus Ad-Tile(TM) for a national program for convenience stores to begin in 1998, subject to an in-store test.

         The Company's  Produce Profit Builder has three elements:  FRESH-SAC(R)
T-shirt produce bag, Fresh Focus Cartridge Talker(TM) and Floor Focus Ad-Tile(TM). All three products create a marketing program for the produce department of the supermarket, which is the highest margin department, and have the objective of increasing produce sales.

         The Produce Profit Builder program provides a platform for the Company to potentially reach its goal of capturing a 60% market share of the estimated by management $264 million annual 1996 market for the FRESH-SAC(R) T-shirt produce bag. This estimate is based on the approximately 22 billion produce bags on a roll sold annually and the replacement of the produce bag on a roll with FRESH-SAC(R) T-shirt produce bag. FRESH-SAC(R) is now sold to approximately 1,000 supermarkets. In the context of the Produce Profit Builder program, FRESH-SAC(R) becomes an important component of a marketing program that can increase store profits. In Fiscal 1997, the Produce Profit Builder program, utilizing the Fresh-Sac(R) T-shirt produce bag and Cartridge Talker(TM), was tested in-store and increased produce revenues for six advertised items by $18.71 per one thousand customers, which translates into an estimated increase in pretax profit for a 185 store supermarket chain of approximately $1.2 million annually. The Produce Profit Builder sales and marketing campaign began in December 1996, and presently there are 18 supermarket chains representing sales estimated by management at $30 million annually in various stages of in-store test. It is anticipated that sales from the in-store test will begin to close in the second quarter of Fiscal 1998. Sales of Fresh-Sac(R) were $3.2 million in Fiscal 1997.

          The Produce Profit Builder program is also the platform to launch a second proprietary product, Fresh Focus Cartridge Talker(TM) along with Floor Focus Ad-Tile(TM), into this market. The Cartridge Talker(TM) can be used to market produce for the supermarket chain or as an advertising device for third party paid advertising.

         3M has entered the floor tile advertising market with a "decal" that is attached to the existing floor tile surface and is regarded as an indirect competitor of Floor Focus Ad-Tile(TM). 3M is classified as an indirect competitor because its decal advertising message is attached to the surface of the floor tile rather than having the advertising message manufactured into the floor tile like the Floor Focus Ad-Tile(TM). The Company's Floor Focus Ad-Tile(TM) has wear characteristics similiar to standard vinyl floor tiles. The 3M decal is reported to show wear within four to six weeks in the supermarket environment.

         Market Media has established a Cause Marketing division to use Educational Ad-Tile(TM) to support a national anti-smoking advertising and promotion program for the youth of the nation in the nations public schools. The anti-smoking program was officially launched by United States Senator, John Kerry, on June 6, 1997. Management believes that Cause Marketing and anti-smoking is a large and immediate market.

RC AMERICA, INC.

         The Company, through its RC America, Inc., subsidiary, purchases surplus finished goods inventories from manufacturers of consumer products and markets and sells the products to mass merchandise retailers and other retail chains and distributors. RC America, Inc., purchases and sells these products both in the United States and overseas.

COMPETITION

         The plastic bag and the in-store advertising and promotion markets are highly competitive. In the traditional plastic grocery T-shirt bag market, from which the Company plans to withdraw in Fiscal 1998, and to a lesser extent in other plastic bag markets, the Company's competitors include divisions of large multinational companies e.g. Tenneco, Inc., ("Tenneco") and Sonoco and other specialty bag manufacturers. The Company believes that Sonoco and Tenneco are, respectively, the leading manufacturers of HMWPE and linear low density polyethylene ("LLDPE") T-shirt grocery bags. (Mobil recently exited the grocery T-shirt sack market and sold this business to Tenneco.) There are high barriers to entry into the plastic bag market due to the significant capital requirements. In Sonoco's 1996 Annual Report it was estimated that it presently requires a capital investment of approximately $15 million for each one billion bags of manufacturing capacity. The Company's capacity is estimated at 3.3 to
4.8 billion bags annually depending on product mix and the minimum value of its installed capacity is estimated at approximately $49.5 million.

         The Company's in-store advertising and promotion products compete in the same markets that are dominated by Heritage Media Corporation and Catalina Marketing Corporation, both of which offer in-store advertising and promotion products which are not related to the Floor Focus Ad- Tile(TM) or the FRESH-SAC(R) produce bag dispensing system. Consequently, the Company anticipates much of its competition will come from larger, well-capitalized businesses which have significantly greater financial and other resources than the Company. Accordingly, no assurance can be given that the Company will be able to compete successfully with any of these companies or achieve a greater market share than it currently possesses. The Company competes in the plastic bag and in-store advertising and promotion industries by (i) developing and marketing what it believes are innovative plastic bags and in-store advertising and promotion products, (ii) filing for patent protection in the United States and numerous foreign countries for its proprietary products, (iii) using state-of-the-art manufacturing equipment in an effort to increase productivity and lower costs, and (iv) integrating its proprietary bag and in-store advertising and promotion products to create barriers to market entry for manufacturers of plastic bags, which do not have in-store advertising and promotion products, and to create barriers to market entry for in-store advertising and promotion companies that do not manufacture plastic bags.

PROPRIETARY PROCESSES, PATENTS AND OTHER RIGHTS

         PATENT STRATEGY

         The Company's strategy is to first, be a low cost producer in each of its markets, and second, to develop patentable, proprietary products in order to differentiate its products in the marketplace.

         The Company has developed a patent position in the T-shirt bag and in-store advertising markets. The Company owns a patent issued in 1989 for its T-shirt carryout bag and patents for its HANDI-SAC(TM) and FRESH-SAC(R) T-shirt bag dispensing systems and owns a patent for its Fresh Focus Cartridge Talker(TM) in-store advertising and promotion product. The Company also owns an exclusive worldwide license for the patented Floor Focus Ad-Tile(TM) system. Recently, the Company received a copyright for the phrase "Must Be Tobacco Free"

         In 1993, the Company was issued a United States patent for the dispensing system used in conjunction with its FRESH-SAC(R) product and other T-shirt sack products and has filed patent applications for the dispensing system in 20 foreign countries. The Company has filed a patent application in the United States for the FRESH-SAC(R) HMWPE material and was notified that a corresponding patent has been issued in a foreign country. The Company has also filed patent applications in the United States for its RAPID-SAC(TM) product and for its RACK 'N SACK(TM) product, a new dispensing system for T-shirt sacks for non-food retail markets. The Company was issued a United States patent for its Fresh Focus Cartridge Talker(TM) in 1996. For Fiscal 1997, the Company spent approximately $145,000 for patent activities, including applications, legal fees and related costs. No assurance can be given that any of these patents will be granted or that the patents currently owned by the Company and any patents that may be granted in the future will be enforceable or provide the Company with meaningful protection from competitors. Even if a competitor's products were to infringe patents owned by the Company, it could be costly for the Company to enforce its rights in an infringement action and would divert funds and resources otherwise used in the Company's operations. Furthermore, no assurance can be given that the Company would be successful in enforcing such rights. No assurance can be given that any of the Company's patent applications will be allowed, or if allowed, will provide the Company with any advantage against competitors selling similar products. Similarly, no assurance can be given that the Company's products will not infringe patents or rights of others. The Company has a registered trademark in the United States for FRESH-SAC(R).

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

         The Company owns patents in the United States and Canada relating to the methods for making a pack of plastic T-shirt sacks which permits the individual sacks to be mounted on a handle- supported dispensing rack system and to be easily separated and dispensed from the pack utilizing a central "pull tab." Sonoco also owns a patent relating to the methods for holding plastic bags in a metal rack. In 1990, Sonoco indicated its intent to seek licenses under a broadened reissue patent from all manufacturers of plastic bags which utilize a particular method for holding plastic bags in a metal rack. Sonoco has commenced litigation against several plastic bag manufacturers other than the Company. The United States District Court for the Central District of California entered summary judgment in February 1994 for the defendants in a suit relating to alleged patent infringement by the defendants. The court declared Sonoco's three reissue claims to be invalid. It is expected that Sonoco will appeal this judgment. Subsequent to this decision, the Company filed suit against Sonoco alleging infringement of the Company's patent by Sonoco. In the first quarter of Fiscal 1997, the patent infringement suit against Sonoco and Sonoco counterclaims against the Company were dismissed by mutual agreement of the parties.

         If Sonoco was to appeal the February 1994 judgment which declared Sonoco's three reissue claims invalid, and have that judgment reversed, Sonoco could institute a patent infringement suit against the Company. If Sonoco was to institute and succeed in any infringement claim against the Company, Sonoco might be able to prevent the future use, sale and manufacture of certain of the Company's products using certain racking systems, or alternatively, might require the Company to pay Sonoco a license fee for the use of this technology. Either outcome could have a material adverse effect on the Company's business. Infringement of any patent may also render the Company liable to purchasers and end-users of the infringing product. The Company has been advised by patent counsel that the Sonoco patent applies to the traditional grocery T-shirt sack and does not apply to the Company's proprietary HANDI-SAC(TM) and FRESH-SAC(R) bag products.

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

         The Company's manufacturing equipment consists of blown film extrusion lines, printing presses and bag making machines. The Company anticipates further increases in manufacturing capacity in the Dighton facility during Fiscal 1998. Its present manufacturing capacity is approximately 3.3 to 4.8 billion bags and additional film, printing and slitting capacity is planned. All capacity estimates are based upon certain assumptions regarding pricing, manufacturing efficiencies and product mix.

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

BACKLOG

         The Company's backlog of firm orders at May 30, 1997, was $520,065 as compared to $912,265 at May 31, 1996. The Company generally sells products on an individual purchase order to regular customers rather than under annual contracts on a scheduled delivery basis. Accordingly, backlog may fluctuate significantly and may not be an accurate indicator of general business trends.

SEASONALITY

         Management of the Company does not believe that the Company's business is seasonal. However, general demand for the traditional T-shirt grocery bag decreases in the first calendar quarter of each year because demand for non-food retail bags is significantly less in this period.

MAJOR CUSTOMERS

         For the fiscal year ended February 28, 1997, Duro Bag Manufacturing Company ("Duro Bag") accounted for approximately 16% of the Company's sales. Because Duro Bag sales are primarily of the traditional grocery T-shirt bag, and the Company is withdrawing from this business segment, sales to Duro Bag are expected to decline substantially in Fiscal 1998 to nominal levels. The decline of Duro Bag sales is not expected to have a material adverse effect on the Company's business.

EMPLOYEES

         As of May 30, 1997, the Company had 143 full-time employees, including its four executive officers, of whom 8 are employed in general and administrative activities, 24 are involved in sales and marketing, and 103 are involved in production. None of the Company's employees are represented by a union.

ITEM 2.           FACILITIES

         The Company maintains its principal executive offices and manufacturing operations in a 124,000 square foot facility in Dighton, Massachusetts. The premises are leased from an unaffiliated landlord under a lease which expires on December 31, 2007 at a monthly rent of $30,636 and effective August 1, 1997, and thereafter to be adjusted based on certain indices. The Company is responsible for payment of real estate taxes, which are approximately $45,000 per year, and maintenance costs which approximate $30,000 per year. The Company has an option to extend the lease for a seven year period at the expiration of the lease.

ITEM 3.           LEGAL PROCEEDINGS

         On December 4, 1995, Mobil Oil Corporation ("Mobil") filed suit against the Company in the U.S. District Court for the District of Delaware, Civil Action No. 95-737. Mobil also named Inteplast Corporation and Integrated Bagging Systems Corporation as defendants in this matter. Mobil has alleged that the Company has infringed on Mobil's rights under U.S. Patent No. Re. 34,019 (the "Patent"), regarding the manufacture of plastic carrying bags known as "T-shirt bags." Subsequently, the Company filed a counter claim against Mobil for patent infringement. In December 1996, Mobil and the Company settled this patent litigation by mutual agreement.

         The Company is involved in pending commercial legal proceedings that the Company does not consider to be material.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 1997, through the solicitation of proxies or otherwise.

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

         As of June 10, 1997, the Company had 224 holders of record of its Common Stock and 38 stockholders of record for its Series A Convertible Preferred Stock. Management believes that there are approximately 4,500 to 5,000 beneficial owners of the Company's Common Stock and Series A Convertible Preferred Stock.

         For the fiscal quarters reported below, the following table sets forth the range of high and low sale quotations for the Common Stock for the relevant periods as reported by NASDAQ/NMS. Such quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

                                                                       High Sale                 Low Sale
                                                                       ---------                 --------
COMMON STOCK

 Fiscal Year 1996
     First Quarter............................................         $ 4.875                   $ 3.50
     Second Quarter ..........................................         $ 4.00                    $ 2.875
     Third Quarter ...........................................         $ 3.00                    $ 1.875
     Fourth Quarter ..........................................         $ 2.50                    $ 1.25

  Fiscal Year 1997
    First Quarter ............................................         $ 4.25                    $ 1.375
    Second Quarter............................................         $ 3.625                   $ 1.625
    Third Quarter.............................................         $ 3.6875                  $ 1.8125
    Fourth Quarter............................................         $ 2.3125                  $ 1.625

Fiscal Year 1998
    First Quarter.............................................         $1.96875                  $1.5625
    Second Quarter (through June 10, 1997)....................         $1.875                    $1.53125


DIVIDENDS

         The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate the payment of cash dividends on its Common Stock in the foreseeable future. It is expected that any earnings which may be generated from operations, after payment of dividends on the Company's Series A and B classes of Preferred Stock, will be used to finance the growth of the Company. Dividends on each of these classes of Preferred Stock are non-cumulative.

         The Company's current revolving line of credit loan arrangement prohibits the payment of dividends (in cash or other property, except for the Company's stock) on the Company's securities. However, the Company may make dividend payments to its preferred stock, provided that the Company is not in default on any covenants of its loan agreement at the time of such payments.

ITEM 6.           SELECTED FINANCIAL DATA

         The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                               Year
                              Ended                                     Years Ended
                           ------------     -----------------------------------------------------------------
                           February 28,     February 23,      February 24,      February 25,     February 26,
                               1997             1996               1995              1994           1993
                               ----             ----               ----              ----           ----
 STATEMENT OF
OPERATIONS DATA:
Net sales ................. $30,810,037      $28,839,954       $25,254,645       $16,754,056      $16,734,796
Cost of goods sold ........  29,254,754       26,161,723        19,879,041        12,831,497       14,271,717
                           ------------     ------------      ------------       -----------      -----------
Gross profit ..............   1,555,283        2,678,231         5,375,604         3,922,559        2,463,079
Selling, general and
  administrative expense ..   7,318,352        6,370,956         5,029,832         3,746,227        3,837,148
Write-down of impaired assets
   and related expenses       5,897,648               --                --                --               --
Restructuring charge.......         --                --                --                --        5,059,618
Income (loss) from
  operations .............. (11,660,717)      (3,692,725)          345,772           176,332       (6,433,687)
Interest and other
  expense .................   1,112,647          817,420           280,445           166,843          260,085
Other income ..............       9,133               --            77,104                --               --
Non-recurring charges .....          --               --          (989,917)               --               --
Income (loss) before
  minority interest and
  extraordinary items ..... (12,764,231)      (4,510,145)         (847,486)            9,489       (6,693,772)
Minority interest in
  net (income) loss of
  consol. subsidiaries.....          --               --                --           (10,092)          12,100
Net loss .................. (12,764,231)      (4,510,145)         (847,486)             (603)      (6,681,672)
Loss per share.............        (.96)            (.38)             (.08)             0.00            (1.04)
Weighted average shares
  outstanding..............  13,261,815       11,756,532        10,670,040         8,523,580        6,414,020


                                At             At                 At               At               At
                           February 28,     February 23,      February 24,      February 25,     February 26,
                               1997           1996               1995             1994             1993
                               ----           ----               ----             ----             ----



BALANCE SHEETS DATA:

Total assets ..............$29,247,231     $ 35,277,975      $ 35,341,925      $ 25,222,929      $19,782,729
Long term obligations .....$ 3,809,241     $  5,441,057      $  4,495,692      $  2,183,939      $   961,719
Redeemable preferred
  stock ...................$       ---     $    183,369      $    183,369      $    183,369      $   183,369
Working capital (deficit)..$(5,819,144)    $ (2,767,867)     $  3,909,634      $  2,048,842      $(3,091,420)
Stockholders' equity.......$11,544,675     $ 19,768,971      $ 24,048,204      $ 17,618,729      $11,168,156


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

         For the year ended February 28, 1997 ("Fiscal 1997"), the Company had sales of $30,810,037 as compared to sales of $28,839,954 for the year ended February 23, 1996 ("Fiscal 1996"), an increase of 6.8%.

         The Company's core bag and film business (manufacture, sale and marketing of traditional plastic grocery carryout bags and proprietary plastic carryout bags of "T-shirt sack" design and plastic film products) had sales of $28,607,359 in Fiscal 1997 compared to $26,439,203 in Fiscal 1996, an increase of 8.2%.

         Sales of the Company's proprietary bag products (FRESH-SAC(R) T-shirt sack produce bag, HANDI-SAC(TM)and MAXI-SAC(TM)) and film products were $12,035,704 in Fiscal 1997 compared to sales of $9,412,415 in Fiscal 1996, an increase of 27.9%. Sales of traditional products decreased to $16,571,656 in Fiscal 1997 from $17,026,788 in Fiscal 1996, a decrease of 2.7%. . BPI Packaging, Inc. did not have any sales of products purchased from Integrated Bagging Systems Corporation in Fiscal 1997 compared to sales of $416,255 in Fiscal 1996. RC America, Inc.'s net sales were $2,067,746 in Fiscal 1997 compared to $1,984,496 in Fiscal 1996, an increase of 4.2%. RC America, Inc.'s. sales may fluctuate significantly from year to year due to the nature of its business and the timing of transactions. Market Media, Inc. recorded sales of $134,932 during Fiscal 1997.

         In Fiscal 1997, cost of goods sold was $29,254,754 or 95.0% of sales, as compared to cost of goods sold in Fiscal 1996 of $26,161,723 or 90.7% of sales. The increase in cost of goods sold as a percentage of sales was due primarily to an increase in material costs relative to the selling prices of the Company's products. Cost of goods were increased approximately $1,250,000 for the establishment of reserves for exiting the traditional grocery T-shirt carryout bag business and a loss of $1,125,734 on the sale of reprocessed resin accumulated during plant start-up.

         Selling, general and administrative expense for Fiscal 1997 was $7,318,352 or 23.7% of sales as compared to selling, general and administrative expense of $6,370,956 in Fiscal 1996, or 22.1% of sales. The increase is primarily related to increased shipments (freight and related expenses are included in SG&A), sales and marketing activity for proprietary bag and film products and in-store advertising and promotion products, as well as start-up costs for Market Media, Inc.

         Fiscal 1997 interest expense increased to $1,112,647 or 3.6% of net sales as compared to $865,206 in Fiscal 1996, or 3.0% of net sales. The increase in interest expense was due to increased borrowing activity related to purchases of equipment and higher rates of interest on the credit line.

         The net loss of $12,764,231 in Fiscal 1997 as compared to a loss of $4,510,145 in Fiscal 1996 was caused primarily by the write down of capital equipment and other assets as a cost of exiting the traditional grocery carryout bag business of $5,897,648, the establishment of inventory and other reserves of $1,507,000 and increased cost of goods sold because of a loss of $1,125,734 on the sale of reprocessed resin accumulated during plant start-up. These non-recurring expenses total $8,530,382. Also, increased selling, general and administrative expense and an increase in interest expense contributed to the loss. (The non-cash expense of depreciation and amortization was $3,417,849 for Fiscal 1997 compared to $2,643,138 for Fiscal 1996.)

         The Company incurred a loss of $.96 per share in Fiscal 1997 as compared to a loss of $.38 per share in Fiscal 1996.

Operating profits (loss) for the various business units are as follows:

                                                              Fiscal 1997               Fiscal 1996
                                                              -----------               -----------

Proprietary, traditional and film products                    ($  9,079,854)               ($1,695,855)

RC America, Inc.                                                     53,591                     51,328

BPI Packaging, Inc.                                                  (2,205)                    54,505

Market Media, Inc.                                                 (809,199)                  (585,687)

Unallocated corporate overhead                                   (1,823,050)                (1,517,016)
                                                                 ----------                 ----------


Operating profit (loss)                                        ($11,660,717)               ($3,692,725)

Interest expense, net                                            (1,103,514)                  (817,420)
                                                                 ----------                 ----------

Net loss                                                       ($12,764,231)               ($4,510,145)
                                                               ============                ===========


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

         Sales of the Company's proprietary bag products (FRESH-SAC(R) T-shirt sack produce bag, HANDI-SAC(TM)and MAXI-SAC(TM)) and film products were $9,412,415 in Fiscal 1996 compared to sales of $7,408,297 in Fiscal 1995, an increase of 27.1%. Sales of traditional products increased to $17,026,788 in Fiscal 1996 from $11,485,949 in Fiscal 1995, an increase of 48.2%. BPI Packaging, Inc.'s sales of products purchased from Integrated Bagging Systems Corporation were $416,255 in Fiscal 1996 compared to sales of $2,148,539 in Fiscal 1995, a decrease of 80.6%. Due to the pricing structure and poor margins on these products, the Company did not allocate sales and marketing resources to BPI Packaging, Inc. RC America, Inc.'s sales were $1,984,496 in Fiscal 1996 compared to $4,211,860 in Fiscal 1995, a decrease of 52.9%. RC America, Inc.'s. sales may fluctuate significantly from year to year due to the nature of its business and the timing of transactions.

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

         The Company incurred a loss of $.38 per share in Fiscal 1996 as compared to a loss of $.08 per share in Fiscal 1995.

         Operating profits (loss) for the various business units are as follows:

                                                              Fiscal 1996               Fiscal 1995
                                                              -----------               -----------

Proprietary, traditional and film products                    ($1,695,855)              $1,436,178

RC America, Inc.                                                   51,328                  342,725

BPI Packaging, Inc.                                                54,505                      725

Market Media, Inc.                                               (585,687)                    ----

Unallocated corporate overhead                                 (1,517,016)              (1,433,856)
                                                               -----------              -----------

Operating profit (loss)                                       ($3,692,725)              $  345,772

Interest expense, net                                            (817,420)                (280,445)

Other income                                                         ----                   77,104

Non-recurring charge                                                 ----                 (989,917)
                                                               -----------              -----------

Net loss                                                      ($4,510,145)              ($ 847,486)
                                                              ===========               ==========


LIQUIDITY AND CAPITAL RESOURCES

         Since its initial public offering in October 1990, the Company has generated funds to finance its activities through both public sales and private placements of its securities, as well as bank loans, equipment lease financing and cash from operations.

         NOTE PAYABLE

         On November 25, 1996, the Company refinanced its bank line of credit with a new lending institution. The new revolving line of credit is $8,000,000 secured by accounts receivable and inventory and all other assets except for equipment. Availability of borrowings under the line of credit is determined by calculations of the borrowing base, as specifically defined in the loan and security agreement, but generally means 85% of qualifying accounts receivable and 40% of eligible inventories less the aggregate amount of all outstanding commercial and standby letters of credit. The line of credit bears interest at 1.5% above the variable interest rate quoted by Norwest Bank of Minnesota with a minimum rate of 8.0 (9.75% at February 28, 1997) and provides for a 1/2 of 1% unused line fee. The credit line is for five years and is subject to renewal annually. The line of credit includes certain financial covenants that the Company must maintain to avoid a default including current ratio, debt to equity, maintaining a net worth of $14 million and profitability. At February 28, 1997, the balance under the line of credit was $3,733,477 which was the maximum available . Management believes that its current line of credit together with anticipated cash from operations will be sufficient to fund the Company's current operations. (See Cash Flow)

         SALES OF SECURITIES

         During Fiscal 1997, the Company received additional equity funding through the sale of Common Stock from a Regulation S and a Regulation D offering, the exercise of underwriters warrants and the exercise of its Class B Common Stock Purchase Warrants. The Company received net proceeds of $4,384,835 from the sale of an aggregate of 2,121,861 shares of Common Stock and 100,000 shares of Series A Preferred Stock. The proceeds were used to purchase equipment, for general corporate purposes and the reduction of bank debt. The Company is presently negotiating additional financing through the sale of equity or debt securities to pay for all or part of the planned increase in capacity at the Dighton facility during the Fiscal 1998 as well as to increase general working capital. The Company has no commitments for such financing, and no assurance can be given that additional financings will be successfully completed or that such financing will be available on terms favorable to the Company, if at all.

         EQUIPMENT AND LEASE FINANCING

         From March 1994 through February 1997, the Company acquired through purchase or lease approximately $19.7 million in additional equipment to increase manufacturing capacity and efficiency and to expand the Company's product line. This equipment was financed from the sale of equity securities and from equipment lease financing and bank loans.

         The Company currently has commitments to purchase $275,000 of additional equipment. Management intends to finance the purchase of the new equipment primarily through equipment lease financing. No assurance can be given that the Company will be able to obtain new equipment financing through banks or equipment lessors.

 DISPOSITION OF TAUNTON ASSETS

         At February 24, 1995, Plasco East Partnership, a Massachusetts general partnership of corporations ("Plasco") owed the Company $1,824,917 for manufacturing equipment it sold or subleased to Plasco. A reserve of $989,917 was established in Fiscal 1995 resulting in a non-recurring charge for $989,917 and a net note receivable balance of $835,000. In April 1995, the Company, through an independent auctioneer, conducted an auction of the equipment originally sold to Plasco and received proceeds of $650,000. An additional $65,000 was received in December 1995 from a third party guarantor. The remaining loan balance, plus additional costs incurred during Fiscal 1996, were offset against the reserve resulting in an additional loss of $140,504 for Fiscal 1996, which is included in selling, general and administrative expenses.

CASH FLOW

         During Fiscal 1997, the Company generated $3,417,849 from depreciation and amortization, $103,922 from the return of lease deposits net, and $4,384,835 from the sale of Common Stock. The Company also raised $3,218,584 from an increase in accounts payable and $84,372 from a reduction in accounts receivable. The Company used $1,549,878 to purchase equipment and for plant improvements and $1,945,014 was used to make principal payments on capital lease obligations. At February 28, 1997, stockholders' equity was $11,544,675 as compared to $19,768,971 at February 23, 1996. The Company's current ratio deteriorated from 0.73:1 at February 23, 1996 to 0.58:1 at February 28, 1997. The net book value of property and equipment decreased from $24,314,649 at February 23, 1996 to $19,803,337 at February 28, 1997.

         To date, the Company has generated cash flows from income, including depreciation, financing activities, including sales of equity securities, lines of credit, term loan facilities, equipment leasing arrangements and loans from raw material suppliers. The Company is presently negotiating a $2.0 to $5.0 million debt and/or equity financing to increase general working capital and provide funds for deposits on equipment. Management believes that upon the completion of the $2.0 to $5.0 million financing, fixed asset or lease financing will be available at competitive rates from banks and leasing companies to finance a substantial part of the planned $0.5 million to $3.5 million increase in capacity at the Dighton facility during Fiscal 1998, and that its current revolving line of credit together with anticipated cash from operations will be sufficient to fund the Company's current operations. If the $2.0 to $5.0 million financing is not completed, management believes that the working capital ratio of 0.58:1 at February 28, 1997 is too low for efficient operations. The low working capital ratio has resulted in cash flow discontinuities in the first quarter of Fiscal 1998 and the result has been that defaults have ocurred on some leases, and certain trade accounts payable are past due. Management believes that any lease defaults can be corrected upon the completion of the present financing. The Company has no commitments for such financing, and no assurance can be given that additional financings will be successfully completed or that such financing will be available or, if available, will be on terms favorable to the Company. Exiting the traditional grocery T-shirt sack product lines will result in cost reductions estimated to be $6.0 million annually. In the event that the present financing is not completed, the annual $6.0 million savings combined with the Company's anticipated growth of its proprietary bag and film products in Fiscal 1998 will, in management's opinion, provide the necessary cash flows for the Company to continue its operations but such cash flows will not be sufficient to support the Company's Fiscal 1998 business plan and meet its sales and profit objectives.

RC AMERICA, INC.

         Effective February 26, 1994, Ronald Caulfield exchanged his 49,500 shares of Common Stock of RC America, Inc. for 200,000 shares of the Company's Common Stock, pursuant to the terms of a Stock Exchange Agreement by and between the Company and Ronald Caulfield (the "RC Agreement"). As a result, RC America, Inc. is now a wholly owned subsidiary of the Company. The RC Agreement also provides for the issuance to Ronald Caulfield of up to an additional 100,000 shares of the Company's Common Stock over a five (5) year period based on RC America, Inc. attaining certain levels of pre-tax earnings. Based on the operating results of RC America, Inc. for Fiscal Year 1997, a total of 2,640 shares of Common Stock were earned and issued to Mr. Ronald Caulfield in April 1997. For Fiscal 1996 and 1995, 2,550 and 17,400 shares, respectively of the 100,000 shares of Common Stock were issued to Mr. Ronald Caulfield. The RC Agreement contains certain demand and piggy-back registration rights for the shares.

         The value of the stock issued pursuant to the RC Agreement exceeded the book value of the assets acquired and the Company has recognized goodwill of $800,000 which is being amortized over a ten year period. Issuance of the 17,400 shares of Common Stock resulted in an additional $71,862 of goodwill. Issuance of the 2,550 and 2,640 shares of Common Stock resulted in additional goodwill of $5,100 and $4,290, respectively.

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

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The directors and executive officers of the Company, their positions held in the Company, and their ages are as follows:

         Name                                        Age               Position
         ----                                        ---               --------
         Dennis N. Caulfield                         58                Chairman of the Board of
                                                                       Directors and Chief
                                                                       Executive Officer

         C. Jill Beresford                           43                President, Treasurer and Director

         Paul J. Decristofaro                        49                Chief Financial Officer

         Alex F. Vaicunas                            69                Vice President, Film Sales

         Gregory M. Davall                           41                Vice President, Office of the
                                                                       Chairman

         Ronald V. Caulfield                         55                Chief Executive Officer and
                                                                       President of RC America, Inc.
                                                                       and Director

         David N. Laux                               69                Director

         Ivan J. Hughes                              68                Director


         C. Jill Beresford, the Company's President and Gregory M. Davall, the Company's Vice President, Office of the Chairman, are spouses. Dennis N. Caulfield, the Company's Chief Executive Officer, and Ronald V. Caulfield, President of RC America, Inc., are brothers. Except for such relationships, no director or executive officer is related by blood, marriage or adoption to any other director or executive officer.

         The Company's Certificate of Incorporation and Bylaws, each as amended, provide that the members of the Board of Directors (the "Board") shall be classified as nearly as possible into three classes, each with, as nearly as possible, one-third of the members of the Board. A classified board is designed to assure continuity and stability in the Board's leadership and policies. Dennis N. Caulfield and Ivan J. Hughes are classified as Class I directors and serve until the 1998 Annual Meeting; David N. Laux and C. Jill Beresford are classified as Class II directors and serve until the 1997 Annual Meeting; and Ronald V. Caulfield is classified as Class III director and serves until the 1999 Annual Meeting. The successors to the class of directors whose terms expire at an annual meeting would be elected for a term of office to expire at the third succeeding annual meeting after their election and until their successors have been duly elected by the stockholders. Directors chosen to fill vacancies on a classified board shall hold office until the next election of the class for which directors shall have been chosen, and until their successors are duly elected by the stockholders. Officers are elected by and serve at the discretion of the Board of Directors, subject to their employment contracts.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

         Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and Directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than ten percent (10%) beneficial owners were complied with for Fiscal 1997.

         The following is a brief account of the business experience of each officer and director of the Company:

         DENNIS N. CAULFIELD. Mr. Caulfield has been Chairman of the Board of Directors and Chief Executive Officer of the Company since May 1990 and a Director of the Company since March 1989. From March 1989 to March 1990, Mr. Caulfield provided consulting services to the Company. From 1984 to 1988 he was Chairman of the Board of Directors and Chief Executive Officer of Northeast Precision Feed Screw, Inc., a manufacturer of plastics processing equipment. Mr. Caulfield was Chairman and Chief Executive Officer of Synthetic Materials Corporation, a processor of thermoplastics, from 1979 to 1984. Mr. Caulfield received a Bachelor of Arts degree in Political Science and a Master of Arts degree in Economics from the University of Connecticut. Mr. Caulfield is the brother of Ronald V. Caulfield, the Chief Executive Officer and President of RC America, Inc. and a Director of the Company

         C. JILL BERESFORD. Ms. Beresford has been the Company's President since July 1996. She has been Treasurer of the Company since May 1990 and a Director of the Company since March 1989. From May 1990 to July 1996, she was the Vice President of Marketing. From 1987 to 1989, Ms. Beresford was President of CJB Communications, a communications consulting firm involved in marketing, advertising and public relations. From 1982 to 1987, Ms. Beresford was a Vice President of Grey Canada, a marketing and communications firm, with responsibility for marketing, advertising, and public relations programs for Grey Canada's clients. Since 1984, Ms. Beresford has been a director of Beresford-Canada. Ms. Beresford attended the University of Guelph, Ontario, Canada and received a Masters degree in Business Administration from Boston University. Ms. Beresford is a 100% shareholder of Beresford-Canada. Ms. Beresford is the wife of Gregory M. Davall, the Company's Vice President, Office of the Chairman.

         PAUL J. DECRISTOFARO. Mr. Decristofaro is a certified public accountant and has been the Company's Chief Financial Officer since January 1997. From 1991 to 1996, Mr. DeCristofaro served as Chief Financial Officer to Carol Gavazzi, Inc., a privately held company that designs and manufactures custom computer enclosures, peripherals and electronic components. From 1980 to 1991, Mr. DeCristofaro served as Vice President of Finance and Chief Financial Officer for Hersey Products, Inc., a privately held manufacturer of liquid measurement and control devices. Mr. DeCristofaro received a Bachelor of Science degree in Accounting from Stonehill College, a Masters of Science degree in Taxation from Bentley College and a Masters degree in Business Administration from Northeastern University.

         ALEX F. VAICUNAS. Mr. Vaicunas has been the Company's Vice President , Film Sales since 1996. From 1988 to 1996 he was the Company's Vice President of Sales. From 1985 to 1987, he was Vice President of Sales and a consultant to Surrey Industries, Inc., the manufacturer whose business was acquired by the Company in 1988. From 1973 to 1985, Mr. Vaicunas was Sales Manager in the flexible film packaging markets for the Plastic Products Group of Union Camp Corporation. Mr. Vaicunas previously held senior sales management positions at Northern Petro Chemical and Philips Petroleum Corporation and has over 30 years of experience in the marketing and sales of flexible film packaging.

         GREGORY M. DAVALL. Mr. Davall has been the Company's Vice President, Office of the Chairman, since March 1997, and previously served as the Vice
President  of  Manufacturing  from May  1992 to March  1997.  Mr.  Davall  was a director of the Company from February 1994 to March 1997. Mr. Davall has 18 years experience in manufacturing and process engineering. From 1986 through April 1992, Mr. Davall was employed in various capacities at Pacific Scientific, Inc., a manufacturer of factory and office automation equipment, including Vice President of Manufacturing and Director of Operations. From 1978 to 1986, Mr. Davall served in various engineering capacities at Martin Marietta Energy Systems. Mr. Davall received a Bachelor of Science degree in Mechanical Engineering from Bucknell University, where he also engaged in postgraduate studies in mechanical engineering and received a Masters in Business Administration from Boston University. Mr. Davall is the husband of C. Jill Beresford, the Company's President, Treasurer and a Director of the Company.

         RONALD V. CAULFIELD. Mr. Caulfield has served as a Director of the Company since June 1994. Mr. Caulfield has been the Chief Executive Officer and President of RC America, Inc. since November 1992. From March 1989 to October 1992, Mr. Caulfield was the Vice President of Purchasing for F&F Merchandising Company, a privately owned wholesale company, where he was principally responsible for negotiating the purchase of nationally advertised brand name close outs direct from the manufacturer. From February 1988 to March 1989, he was the Executive Vice President of Mars Stores, Inc., a publicly held retail discount store company. In this capacity, Mr. Caulfield was responsible for establishing and achieving business plans for all buying, marketing and store operations activities. From 1971 to 1988, Mr. Caulfield was employed in various capacities at Caldor, Inc., a publicly owned discount store company, serving lastly as the Vice President, Divisional Merchandise Manager and as a member of the Operating Committee. Mr. Caulfield attended the University of Connecticut. Mr. Caulfield is the brother of Dennis N. Caulfield, the Company's Chief Executive Officer and Chairman of the Board of Directors.

         DAVID N. LAUX. Mr. Laux has served as a Director of the Company since January 1993. Since 1990, Mr. Laux has been President of the USA-ROC Economic Council, a private non-profit association which promotes business relations between the United States and Taiwan. From 1986 to 1990, Mr. Laux was Chairman and Managing Director of the American Institute of Taiwan, a non- profit corporation under contract to the United States Department of State to manage commercial, cultural and other relations between the United States and Taiwan. From 1982 to 1986, Mr. Laux was Director of Asian Affairs for the National Security Council in the White House and prior to that held appointments at the Department of Commerce, the Department of Treasury and other United States Government agencies, primarily in Asian affairs. Mr. Laux is a Trustee of the ROC Taiwan Fund. Mr. Laux received his Bachelor of Arts from Amherst College and his Master of Business Administration from The American University in
Washington, D.C. and he has done graduate work at the University of California (Berkeley) and Georgetown University. Mr. Laux is also a graduate of the Advanced Management Program at Harvard Business School.

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

SIGNIFICANT EMPLOYEES

         The Company also employs the following significant employees:

         Name                                        Age               Position
         ----                                        ---               --------
         Peter J. Bertolami                          54                National Accounts Manager,
                                                                       Traditional T-shirt bag products

         Steven J. Fabrizio                          49                Sales Manager,
                                                                       Traditional T-shirt bag products

         Richard H. Nurse, Ph.D.                     52                Vice President of Technical
                                                                       Development

         Tracy L. McGrath                            32                Marketing Manager, Convenience Stores

         Vadim Radunsky                              31                Engineering Manager

         Edward Rossi                                47                Controller

         Paul A. Wallace, III                        55                National Sales Manager,
                                                                       Convenience Stores

         Richard M. Wile                             54                Field Service Manager


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

         TRACY L. MCGRATH. Ms. McGrath has been the Company's Marketing Manager since November 1993. From 1988 to 1993, Ms. McGrath was employed at WFSB TV/3 in Hartford, Connecticut, first as Promotion Coordinator, then as Sales Service Coordinator, and then as a Research Assistant. Ms. McGrath has a Bachelor of Science degree in Communications from Eastern Connecticut State University.

         VADIM RADUNSKY. Mr. Radunsky has been the Company's Engineering Manager since August, 1992. From 1990 to 1992, Mr. Radunsky was employed as a Process Engineer at Unitrode Corp, Watertown, Massachusetts and from 1989 to 1990, Mr. Radunsky was employed as a Mechanical Engineer at the Institute of Organice Dyes, Moscow, USSR and from 1987 to 1989, Mr. Radunsky was employed as a piping designer at Moscow Chemical Plant, Moscow, USSR. Mr. Radunsky received has a Bachelor of Science degree in Mechanical Engineering from the Institute of Chemical Engineering, Moscow, USSR .

         EDWARD ROSSI. Mr. Rossi is a certified public accountant and has been the Controller of the Company since January 1995. From 1988 to 1994, Mr. Rossi was the Corporate Controller for Sentinel Products Corp., a private corporation that manufactures cross linked polyethylene foam and rubber products. From 1981 to 1988, Mr. Rossi was Controller for Seltel, Inc., a television advertising representative firm. Mr. Rossi worked for Gulf & Western Industries, Inc. (now Paramount Communications) from 1977 to 1981, first as an Internal Audit Supervisor and then as Division Controller for an export sales division. From 1972 to 1976, Mr. Rossi worked for Coopers & Lybrand as a supervisor and senior accountant. Mr. Rossi received a Bachelor of Science degree from Rider University.

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

ITEM 11.          EXECUTIVE COMPENSATION

         The following tables set forth the compensation paid to the Company's executive officers with respect to services rendered to the Company during the Fiscal Years ended February 28, 1997, February 23, 1996 and February 24, 1995.



                           SUMMARY COMPENSATION TABLE

                                                                                          Long Term
                                                                                        Compensation
                                                Annual Compensation                        Awards
                                                -------------------                        ------
                (a)                  (b)      (c)              (d)                  (g)              (i)
                                                                                 Securities
                                    Fiscal                                       Underlying       All Other
   Name and Principal Position       Year   Salary(1)         Bonus(2)           Options(#)      Compensation
   ---------------------------       ----   ---------         --------           ----------      ------------
Dennis N. Caulfield ................1997    $320,000          $     0             265,320         $122,220(3)
 Chairman of the Board              1996    $320,000          $     0             265,320         $ 36,174(3)
 Chief Executive Officer            1995    $320,000          $     0             265,320         $ 35,472(3)

C. Jill Beresford ..................1997    $180,000          $     0             163,224         $ 22,978(4)
 President and Treasurer            1996    $180,000          $     0             163,224         $ 13,989(4)
                                    1995    $180,000          $     0             163,224         $  3,108(4)

Alex F. Vaicunas ...................1997    $125,000          $     0              86,713         $    780(5)
 Vice President of Sales            1996    $125,000          $     0              86,713         $    780(5)
                                    1995    $125,000          $     0              86,713         $    780(5)

James F. Koehlinger ................1997    $ 89,700          $     0                   0         $ 20,200(6)
 Former Chief Financial Officer     1996    $135,300          $     0              12,500         $      0
                                    1995    $136,530          $     0              12,500         $      0

Gregory M. Davall ..................1997    $125,000          $     0              86,713         $ 17,826(7)
 Vice President of Manufacturing    1996    $125,000          $     0              86,713         $  9,582(7)
                                    1995    $125,000          $     0              86,713         $  1,140(7)



(1) Amounts shown indicate cash compensation earned and received by executive officers; no amounts were earned but deferred at the election of those officers. Executive officers participate in Company group life and health insurance. In Fiscal Years 1995-1997, the Company made no awards of restricted stock.

2) Effective July 1, 1993, Mr. Caulfield, Ms. Beresford, Mr. Vaicunas and Mr. Davall participate in an executive compensation program which provides them with an aggregate bonus equal to six percent of the Company's pre-tax profit for the first $1,000,000 in pre-tax profits in any fiscal year, and 12% of pre-tax profits in excess of $1,000,000 in any fiscal year except that in the discretion of the Board of Directors the bonus will not exceed $750,000 in the aggregate in any fiscal year beginning with Fiscal 1995. Except for a bonus of $25,000 paid to Mr. Davall under his old compensation program, described below, no bonuses were paid for Fiscal 1995, 1996 or 1997 under the new program. See "MANAGEMENT - Employment Contracts, Termination of Employment and Change In Control Arrangements."

(3) Effective December 15, 1993, the Company pays approximately $335 and $990 per month, respectively for two (2) personal term life insurance policies for Mr. Caulfield and $700 per month for a disability policy effective February 7, 1994. The Company also makes monthly automobile and insurance payments of approximately $980, $980 and $930 for Fiscal 1997, Fiscal 1996 and 1995, respectively, for an automobile for Mr. Caulfield. The Fiscal 1997 amount includes $73,846 paid for unused vacation from prior fiscal years and $12,308 for unused vacation from Fiscal 1997.

(4) Effective December 15, 1993, the Company pays approximately $80 per month for a personal term life insurance policy for Ms. Beresford and approximately $190, $190 and $180 per month in Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively, for a disability policy that became effective February 7, 1994. Effective November 1, 1995, the Company also makes monthly automobile and insurance payments of approximately $790 for an automobile for Ms. Beresford. The amount includes $10,385 and $7,616 of unused vacation pay that was paid in Fiscal 1997 and 1996, respectively.

(5) Effective February 7, 1994, the Company pays approximately $65 per month for a disability policy. Excludes monthly automobile and insurance payments from the Company on behalf of Mr. Vaicunas of approximately $760 for an automobile. Mr. Vaicunas reimburses the Company for any personal use of the automobile.

(6) After his termination in October 1996 as Chief Financial Officer, Mr. Koehlinger provided contractual services to the Company for specific projects.

(7) Effective December 15, 1993, the Company pays approximately $50 per month for a personal term life insurance policy for Mr. Davall and $45 per month for a disability policy for Mr. Davall effective February 7, 1994. Effective November 1, 1995, the Company also makes monthly automobile and insurance payments of approximately $790 for an automobile for Mr. Davall. The amount includes $7,212 and $5,288 of unused vacation pay that was paid in Fiscal 1997 and 1996.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1997
                            AND FY-END OPTION VALUES

             (a)                        (b)             (c)           (d)              (e)
             ---                        ---             ---           ---              ---
                                                                   Number of
                                                                   Securities       Value of
                                                                   Underlying       Unexercised
                                                                   Unexercised      In-the-Money
                                                                   Options          Options
                                                      Value        at FY-End        Exercisable/
                                    Shares Acquired   Realized     Exercisable/     Unexercisable
         Name                         on Exercise       ($)        Unexercisable      ($)(1)
         ----                       ---------------   --------     -------------    ------------

Dennis N. Caulfield ................      0              0       198,922 / 66,308       0 / 0
C. Jill Beresford ..................      0              0       122,418 / 40,806       0 / 0
Alex F. Vaicunas ...................      0              0        73,356 / 43,357       0 / 0
James F. Koehlinger (2).............      0              0             0 / 0            0 / 0
Gregory M. Davall ..................      0              0        55,356 / 43,357       0 / 0



(1) In-the-Money options are those options for which the fair market value of the underlying Common Stock is greater than the exercise price of the option. On February 28, 1997, the last day of Fiscal 1997, the fair market value of the Company's Common Stock underlying the options (as determined by the last sale price quoted on NASDAQ/NMS) was $1.625. Since the exercise price of all of the options reflected in this table is greater than $1.625, the options held by these individuals are not In-the-Money and are therefore not included in this calculation.

(2) Mr. Koehlinger's options terminated upon his resignation as the Company's Chief Financial Officer in October 1996.

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

COMPENSATION OF DIRECTORS

         Messrs. Laux and Hughes are paid $1,875 each per calendar quarter. No other directors receive any compensation. In June 1992 and March 1996, David N. Laux and Ivan J. Hughes each received options to purchase a total of 7,500 shares of Common Stock at a purchase price of $2.50 and $2.38 per share through June 9, 2002 and March 24, 2006, respectively. In April 1997, accrued and unpaid director fees of Messrs. Laux and Hughes were converted into 1,035 and 4,138 shares of the Company's Common Stock, respectively, based on the closing bid price of the Company's Common Stock on April 25, 1997 of $1.875 as reported by NASDAQ/NMS.

EMPLOYMENT   CONTRACTS,   TERMINATION   OF  EMPLOYMENT  AND  CHANGE  IN  CONTROL
ARRANGEMENTS

         The Company has entered into employment, non-competition, and confidentiality agreements with each of Mr. Caulfield, Ms. Beresford, Mr.
Vaicunas and Mr. Davall. Base salaries for Mr. Caulfield, Ms. Beresford, Mr. Vaicunas and Mr. Davall are $320,000, $180,000, $125,000 and $125,000 per annum, respectively, subject to periodic review by the Board of Directors. Each of these agreements expires on June 30, 1998. These agreements provide for severance payments of 24 months' base salary in the event employment is terminated without cause and prohibit the individual from competing with the Company for a period of 24 months following termination of employment with the Company. In the event of a change of control in the Company, the individuals have the option to terminate their employment and to receive additional severance compensation subject to the provisions of their employment agreement. The Company is the owner and the beneficiary of key-person life insurance on Mr. Caulfield and Ms. Beresford in the amount of at least $1,000,000 per individual. Prior to leaving the Company in October 1996, Mr. Koehlinger was paid on a per-diem basis at a rate of $600 and he participated in health benefits that were generally available to the Company's employees. The Company has also entered into non-competition and confidentiality agreements with Mr. Koehlinger and certain other employees.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP OF VOTING SECURITIES

         The following table sets forth, as of April 29, 1997, certain information concerning stock ownership of the Company by (i) each person who is known by the Company to own beneficially 5% or more of the Company's Common Stock or Series A Convertible Preferred Stock, (ii) each of the Company's directors, and (iii) all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

 NAME AND ADDRESS                                     NUMBER OF SHARES                  PERCENTAGE
OF BENEFICIAL OWNER                                  BENEFICIALLY OWNED                 OF CLASS(1)(2)
-------------------                                  ------------------                 --------------
C. Jill Beresford(3)(4)(5)(6).......................     1,627,249                           11.0%

Dennis N. Caulfield(3)(7)(8)........................     1,304,506                            8.9%

Ronald V. Caulfield(9)..............................       142,590                            1.0%
  741 Boston Post Road, Suite 101
  Guilford, Connecticut  06437

Ivan J. Hughes(10)..................................        74,256                             *
  Davies and Oak Streets
  Ludlow, Kentucky  41016-0250

David N. Laux(11). .................................        11,572                             *
  1726 M Street, N.W., Suite 601
  Washington, DC 20036


                                      -35-






All Officers and Directors
 as a Group (8 persons)(2)(4)(5)(6)
 (7)(8)(9)(10)(11)(12)(13)..........................     3,395,629                           22.3%



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

(2) Except as otherwise noted, does not give effect to the issuance of an aggregate of 2,378,855 shares of Common Stock issuable upon the exercise, conversion or issuance of (i) Series B Convertible Preferred Stock for an aggregate of 146,695 shares of Common Stock; (ii) exercise of warrants issued to an individual and principals of the placement agent in the Company's Regulation S offerings for an aggregate of 21,000 shares of Common Stock; (iii) 1,933,750 options granted or available for grant under the Company's 1990, 1993 and 1996 Stock Option Plans; (iv) up to 77,410 additional shares issuable in connection with the acquisition of the interest of a minority shareholder of RC America, Inc. (the "RC America Stock"); and (v) 200,000 shares of Common Stock issuable upon the exercise of warrants issued to financial consultants of the Company, subject to adjustments.

(3) These individuals may be reached at the Company's headquarters located at 455 Somerset Avenue, North Dighton, Massachusetts 02764.

(4) Includes 1,314,130 shares of Common Stock and 146,695 shares of Series B Convertible Preferred Stock. C. Jill Beresford owns 100% of the outstanding voting stock of Beresford-Canada. Ms. Beresford may be deemed to be a "parent" and "promoter" of the Company within the meaning of the rules and regulations of the Securities and Exchange Commission.

(5) Includes 3,200 shares of Common Stock held jointly by Ms. Beresford and Mr. Davall.

(6) Includes 163,224 shares of Common Stock issuable upon the exercise of an option at a price of $2.50 per share at any time prior to the expiration date which is June 30, 2003. Effective April 28, 1997, the exercise price of this option was repriced from $4.00 to $2.50.

(7) Consists of all shares of the Company held by Kingsley Associates, Ltd. ("Kingsley"). Mr. Caulfield owns 50% of the shares of Kingsley and the remaining 50% interest in Kingsley is held by trusts for the benefit of Mr. Caulfield's children, in which Mr. Caulfield disclaims any beneficial interest. Mr. Caulfield may be deemed to be a "parent" and "promoter" of the Company within the meaning of the rules and regulations of the Securities and Exchange Commission.

(8) Includes 265,230 shares of Common Stock issuable upon the exercise of an option at a price of $2.50 per share at any time prior to the expiration date which is June 30, 2003. Effective April 28, 1997, the exercise price of this option was repriced from $4.00 to $2.50.

(9) Excludes up to 77,410 shares of Common Stock that may be issued to Ronald V. Caulfield pursuant to the terms of a Stock Exchange Agreement between him and the Company. See "Certain Transactions."

(10) Includes 7,500 shares of Common Stock issuable upon exercise of an option at a purchase price of $2.38 per share through March 24, 2006.

(11) Includes 7,500 shares of Common Stock issuable upon exercise of an option at a purchase price of $2.50 per share through June 9, 2002. Effective April 28, 1997, the exercise price of this option was repriced from $4.00 to $2.50.

(12) Includes the following holdings of Mr. Vaicunas: (i) 20,000 shares of Common Stock; (ii) 8,000 shares of Common Stock issuable upon exercise of an option at a price of $3.00 per share any time prior to the expiration date which is August 2, 2000; (iii) 12,000 shares issuable upon the exercise of an option at a price of $3.88 per share at any time prior to the expiration date which is July 8, 2001; (iv) 10,000 shares issuable upon the exercise of an option at a price of $2.50 per share at any time prior to the expiration date which is June 15, 2002; and (v) 86,713 shares issuable upon the exercise of an option at a price of $2.50 per share at any time prior to the expiration date which is June 30, 2003. Effective April 28, 1997, the exercise prices of the options listed in (iv) and (v) were repriced from $4.00 and $4.00 respectively, to $2.50.

(13) Includes the following holdings of Mr. Davall: (i) 3,200 shares of Common Stock held jointly with Ms. Beresford; (ii) 12,000 shares issuable upon the exercise of an option at a price of $2.50 per share at any time prior to the expiration date which is June 15, 2002; and
         (iii) 86,713 shares of Common Stock issuable upon the exercise of an option at a price of $2.50 per share at any time prior to the expiration date which is June 30, 2003. Effective April 28, 1997, the exercise price of these options were repriced from $4.00 to $2.50.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In November 1990, the Company loaned $132,197 to Dennis N. Caulfield, its Chairman. The note was amended in June 1996 and is now payable on or before the fiscal year ending February 28, 1997 and effective at the beginning of Fiscal 1996, accrues interest at the rate equal to the interest rate charged on the Company's revolving line of credit with Citizens Savings Bank. The balance of the loan as of February 28, 1997 was approximately $476,489, which included interest on the loan and net additional advances of $72,598 received by Mr. Caulfield in the past year. Mr. Caulfield has agreed to apply any bonus payments received under the Company's executive bonus plan (the "Bonus Plan") to reduce the amounts outstanding under the loan.

         Ivan J. Hughes, a director of the Company, is the President of the Plastics Division Duro Bag Manufacturing Company ("Duro"). For Fiscal 1996 and 1997, Duro accounted for approximately 10% and 16%, respectively, of the Company's sales.

         Effective February 26, 1994, Ronald Caulfield exchanged his 49,500 shares of Common Stock of RC America for 200,000 shares of the Company's Common Stock, pursuant to the terms of a Stock Exchange Agreement by and between the Company and Ronald Caulfield (the "Exchange Agreement"). The Exchange Agreement also provides for the issuance to Ronald Caulfield of up to an additional 100,000 shares of the Company's Common Stock over a five (5) year period based on RC America attaining certain levels of pre-tax earnings. As a result of RC America's earnings for Fiscal 1995, Fiscal 1996 and Fiscal 1997, 17,400, 2,550 and 2,640 shares, respectively, of the 100,000 shares of Common Stock were issued to Mr. Ronald Caulfield. The Exchange Agreement contains demand and piggy-back registration rights for the shares.

PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) Financial Statements. The financial statements required to be filed by Item 8 herewith are as follows:

                                                                                                         Page
                                                                                                         ----
Report of Independent Accountants - Price Waterhouse LLP                                                  F-1

Consolidated Balance Sheets as of February 28, 1997 and February 23, 1996                                 F-2

Consolidated Statements of Operations for the years ended February 28,
1997, February 23,1996 and February 24, 1995                                                              F-4

Consolidated Statements of Stockholders' Equity for the years ended February
28, 1997, February 23, 1996 and February 24, 1995                                                         F-5

Consolidated Statements of Cash Flows for the years ended February 28,
1997, February 23, 1996 and February 24, 1995                                                             F-6

Notes to Consolidated Financial Statements                                                                F-7


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

(a)(3)   Exhibits.

         (a) The following exhibits, required by Item 601 of Regulation S-K, are filed herewith:

Exhibit
   No.                                Title
   ---                                -----

  27              Financial Data Schedule.

         (b) The following exhibits were filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended November 22, 1996 and filed with the Commission on January 7, 1997 and are incorporated herein by reference:

Exhibit
   No.                                Title
   ---                                -----

  10a Loan and Security Agreement by and among the Company, RC America, Inc. and Foothill Capital Corporation ("Foothill").

  10b             Secured  Promissory  Note from the  Company  and RC America to
                  Foothill.

  10c Pledge and Security Agreement by and between the Company and Foothill.

  10d             Continuing Guaranty of Market Media, Inc.

  10e             Continuing Guarantee of BPI Packaging (UK) Limited.

  10f             Security  Agreement  by and between  Market  Media,  Inc.  and
                  Foothill.

  10g Security Agreement by and between BPI Packaging (UK) Limited and Foothill.

  10i* Settlement Agreement by and between the Company and Mobil Oil Corporation, dated December 10, 1996.

  27              Financial Data Schedule.



* Certain information withheld and filed separately with the Commission pursuant to a request for confidential treatment.

         (c) The following exhibit was filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended August 23, 1996 and filed with the Commission on October 15, 1996 and is incorporated herein by reference:

Exhibit
   No.                                Title
   ---                                -----

  10**            1996 Stock Option Plan.

         (d) The following exhibits were filed as part of the Company's Form 10-K for the fiscal year ended February 23, 1996 and filed with the Commission on June 7, 1996 and are incorporated herein by reference:

Exhibit
   No.                                Title
   ---                                -----

 10c              Amendment to Promissory Note of Dennis N. Caulfield.

 10d              Lease for premises  at 455-473 Somerset Avenue, North Dighton,
                  Massachusetts.

         (e) The following exhibits were filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended November 24, 1995 and filed with the Commission on January 8, 1996 and are incorporated herein by reference:

Exhibit
   No.                                Title
   ---                                -----

  3a              Certificate of Incorporation of the Company, as amended.

  3b              Bylaws of the Company, as amended.

         (f) The following exhibits were filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended August 25, 1995 and filed with the Commission on October 6, 1995 and are incorporated herein by reference:

Exhibit
   No.                                Title
   ---                                -----

10a Agreement for Purchase and Sale of Assets, dated June 23, 1995, by and among Market Media, Inc., Floor Focus Media, Inc. and Carmen N. Fasula.

         (g) The following exhibits were filed as part of the Company's Annual Report on Form 10-K and amendment thereto initially filed with the Commission on June 10, 1994 and are incorporated herein by reference:

 Exhibit
    No.                               Title
    ---                               -----

 10a              Stock Exchange Agreement by and between the Company and Ronald
                  V. Caulfield.

 10b**            Employment Agreement of Ronald V. Caulfield.

 21               Subsidiaries of the Company.

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

   3c Form of Amended Certificate of Designation for Series B Convertible Preferred Stock.

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

         (k) The following Financial Statement Schedules were filed as part of the Company's Form 10-K for the fiscal years ended February 23, 1996, February 24, 1995 and February 25, 1994 as filed with the Securities and Exchange Commission on June 7, 1996, May 26, 1995 and June 10, 1994, respectively and are incorporated herein by reference:

         Schedule II:  Valuation of Qualifying Accounts (formerly Schedule VIII)

         (b) Reports on Form 8-K. On February 28, 1997, the Company filed a current report on Form 8-K, dated February 14, 1997, relating to the mandatory redemption of 18,337 shares of Series C Redeemable Preferred Stock owned by Beresford Box Company Limited ("Beresford Box") and the issuance of 92,308 shares of Common Stock, which was completed under Regulation S to Beresford Box.
C. Jill Beresford, President of the Company, owns 100% of the outstanding stock of Beresford Box.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BPI PACKAGING TECHNOLOGIES, INC.

Date: June 12, 1997

                                                By:/s/ Dennis N. Caulfield
                                                   -----------------------------
                                                Dennis N. Caulfield, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name                                                 Capacity                                        Date
----                                                 --------                                        ----
/s/ Dennis N. Caulfield                     Chief Executive Officer and                          June 12, 1997
-------------------------                   Chairman of the Board of Directors
Dennis N. Caulfield                         (Principal Executive  Officer
                                            and Principal Accounting Officer)

/s/ C. Jill Beresford                       President, Treasurer and Director                    June 12, 1997
-------------------------
C. Jill Beresford

/s/ Ronald V. Caulfield                     Director                                             June 12, 1997
-------------------------
Ronald V. Caulfield

/s/ Ivan J. Hughes                          Director                                             June 12, 1997
-------------------------
Ivan J. Hughes

/s/ David N. Laux                           Director                                             June 12, 1997
-------------------------
David N. Laux

                        BPI PACKAGING TECHNOLOGIES, INC.

                                  EXHIBIT INDEX



EXHIBIT
   NO.                                  TITLE


  27              Financial Data Schedule.

                        BPI PACKAGING TECHNOLOGIES, INC.

                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                         Page
                                                                                                         ----
Report of Independent Accountants - Price Waterhouse LLP                                                  F-1

Consolidated Balance Sheets as of February 28, 1997 and February 23, 1996                                 F-2

Consolidated Statements of Operations for the years ended February 28,
1997, February 23, 1996 and February 24, 1995                                                             F-4

Consolidated Statements of Stockholders' Equity for the years ended
February 28, 1997, February 23, 1996 and February 24, 1995                                                F-5

Consolidated Statements of Cash Flows for the years ended February 28, 1997,
February 23, 1996 and February 24, 1995                                                                   F-6

Notes to Consolidated Financial Statements                                                                F-7

PART I.   FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS









                        Report of Independent Accountants



June 12, 1997

To the Board of Directors and
Stockholders of BPI Packaging Technologies, Inc.


In our opinion,  the financial  statements  listed in the index  appearing under
Item 14(a)(1) and (2) on page 37 present fairly, in all material respects, the financial position of BPI Packaging Technologies, Inc. and its subsidiaries at February 28, 1997 and February 23, 1996, and the results of their operations, their changes in stockholders' equity, and their cash flows for each of the three years in the period ended February 28, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has net working capital and operating cash flow deficiencies. All of these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 1 and 5 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," for the year ended February 28, 1997.


Price Waterhouse LLP
Boston, Massachusetts.

                        BPI PACKAGING TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                             FEBRUARY 28,            FEBRUARY 23,
                                                                  1997                    1996
                                                         -------------------    -------------------
Current assets
    Cash                                                   $         58,134          $     109,093
    Accounts receivable, net                                      2,093,760              2,178,132
    Inventories                                                   4,534,453              3,927,597
    Prepaid expenses and other assets                             1,387,824              1,085,258
                                                         -------------------    -------------------
          Total current assets                                    8,074,171              7,300,080
                                                         -------------------    -------------------

Property and equipment, net                                      19,803,337             24,314,649
                                                         -------------------    -------------------

Patents, net                                                            ---              1,099,553
Deposits - leases and equipment purchases                           128,461                802,383
Loans to officers                                                   479,797                468,606
Other assets                                                        761,465              1,292,704
                                                         -------------------    -------------------
                                                                  1,369,723              3,663,246
                                                         -------------------    -------------------

                                                             $   29,247,231           $ 35,277,975
                                                         ===================    ===================

                   The accompanying notes are an integral part of these consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                        FEBRUARY 28,            FEBRUARY 23,
                                                                                            1997                    1996
                                                                                    ---------------------    -------------------
Current liabilities
    Note payable                                                                         $     3,733,477          $   3,752,604
    Capital lease obligations due within one year                                              2,109,718              1,832,847
    Accounts payable                                                                           7,090,283              3,871,699
    Other accrued expenses                                                                       959,837                427,428
    Series C mandatorily redeemable preferred stock,
      $.01 par value, at stated value                                                                ---                183,369
                                                                                    ---------------------    -------------------
          Total current liabilities                                                           13,893,315             10,067,947
                                                                                    ---------------------    -------------------

Capital lease obligations-long-term portion                                                    3,809,241              5,441,057
                                                                                    ---------------------    -------------------
Stockholders' Equity
    Series B convertible preferred stock, $.01 par value                                       1,466,954              1,466,954
    Series A convertible preferred stock, $.01 par value                                       1,213,584              1,215,784
    Common stock, $.01 par value; shares authorized - 30,000,000;  shares issued and outstanding - 14,074,428 at
      February 28, 1997 and 11,800,909 at February 23, 1996                                      140,745                118,009
    Capital in excess of par value                                                            38,134,612             33,615,213
    Accumulated deficit                                                                      (29,411,220)           (16,646,989)
                                                                                    ---------------------    -------------------
                                                                                              11,544,675             19,768,971
                                                                                    ---------------------    -------------------

Commitments and contingencies

                                                                                          $   29,247,231           $ 35,277,975
                                                                                    =====================    ===================




                   The accompanying notes are an integral part of these consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS





                                                                    ------------------FISCAL YEAR ------------------
                                                              FEBRUARY 28,            FEBRUARY 23,            FEBRUARY 24,
                                                                  1997                    1996                    1995
                                                          ---------------------   ---------------------   ---------------------
Net sales                                                      $    30,810,037         $    28,839,954           $  25,254,645
Cost of goods sold                                                  29,254,754              26,161,723              19,879,041
                                                          ---------------------   ---------------------   ---------------------
  Gross profit                                                       1,555,283               2,678,231               5,375,604

Operating expenses:
  Selling, general and administrative                                7,318,352               6,370,956               5,029,832
  Write-down of impaired assets and related expenses                 5,897,648                 ---                     ---
                                                          ---------------------   ---------------------   ---------------------

  (Loss) income from operations                                    (11,660,717)             (3,692,725)                345,772

Other (expense) income:
  Interest expense                                                  (1,112,647)               (865,206)               (316,813)
  Interest income                                                        9,133                  47,786                  36,368
  Other income                                                          ---                    ---                      77,104
  Non-recurring charge                                                  ---                    ---                    (989,917)
                                                          ---------------------   ---------------------   ---------------------


Net loss                                                        $  (12,764,231)        $     1,860,811         $     4,182,346
                                                          =====================   =====================   =====================


Loss per share                                                  $        (0.96)        $         (0.38)        $         (0.08)
Weighted average common shares outstanding                          13,261,815              11,756,532              10,670,040






                   The accompanying notes are an integral part
                    of these consolidated financialstatements.

                        BPI PACKAGING TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED FEBRUARY 28, 1997,
                     FEBRUARY 23, 1996 AND FEBRUARY 24, 1995



                                                                   SERIES A CONVERTIBLE    SERIES B CONVERTIBLE
                                             COMMON STOCK             PREFERRED STOCK        PREFERRED STOCK
                                        --------------------------------------------------------------------------
                                           Shares      Amount      Shares       Amount     Shares       Amount
                                        ------------- ---------- ----------------------------------- -------------
Balance at  February 25, 1994 ......       9,505,582    $95,056      582,243   $2,328,972   146,695    $1,466,954
Sale of common stock pursuant to
 Regulation S and Regulation D
 private placement offerings, net of
 issuance costs ....................         626,470      6,265
Issuance of common stock for
 minority interest in RC America....         200,000      2,000
Conversion of Series A convertible
 preferred stock to common stock....         201,872      2,019     (201,872)    (807,488)
Conversion of Class A Warrants......       1,124,435     11,244
Net loss for the year ended
 February 24, 1995..................
                                        ------------- ---------- ----------------------------------- -------------
Balance at February 24, 1995              11,658,359    116,584      380,371    1,521,484   146,695     1,466,954
Issuance of  shares based on
 RC America's FY95 results                    17,400        174
Conversion of Series A convertible
 preferred stock to common stock.....         76,425        764      (76,425)    (305,700)
Sale of common stock pursuant to
 partial exercise of Class A warrants,
 net of issuance costs                        48,725        487
Net loss for the year ended
February 23, 1996 ...................
                                        ------------- ---------- ------------- ----------- ---------  ------------
Balance at February 23, 1996              11,800,909    118,009      303,946    1,215,784   146,695     1,466,954
Sale of common stock pursuant to
 Regulation S and Regulation D
 private placement offerings, net of
 issuance costs......................      1,207,500     12,075
Sale of common and preferred stock
 pursuant to partial exercise of
 underwriter's warrants from prior
 public offerings, net of issuance costs     402,600      4,026      100,000      225,000
Conversion of Series A convertible
 preferred stock to common stock.....         56,800        568      (56,800)    (227,200)
Sale of common stock pursuant to
 exercise of class B warrants from the
 Company's third public offering, net
 of issuance costs ....................      511,761      5,118
Issuance of common stock based on
 RC America's FY96 results ............        2,550         26
Issuance of 92,308 Regulation S common
 shares in exchange for Series C redeemable
 preferred stock ......................       92,308        923
Net loss for the year ended
 February 28, 1997 ....................
                                        ============= ========== ============ ============ =========  ============
Balance at February 28, 1997              14,074,428   $140,745      347,146   $1,213,584   146,695    $1,466,954
                                        ============= ========== ============ ============ =========  ============


                                         Capital in
                                         Excess of    Accumulated
                                         Par Value      Deficit       Total
                                        ------------ ------------- -------------
Balance at  February 25, 1994 ......    $25,017,105  ($11,289,358)  $17,618,729
Sale of common stock pursuant to
 Regulation S and Regulation D
 private placement offerings, net of
 issuance costs ....................      2,128,490                   2,134,755
Issuance of common stock for
 minority interest in RC America....        918,517                     920,517
Conversion of Series A convertible
 preferred stock to common stock....        805,469                    ---
Conversion of Class A Warrants......      4,210,445                   4,221,689
Net loss for the year ended
 February 24, 1995..................                     (847,486)     (847,486)
                                        ------------ ------------- -------------
Balance at February 24, 1995             33,080,026   (12,136,844)   24,048,204
Issuance of  shares based on
 RC America's FY95 results                   71,688                      71,862
Conversion of Series A convertible
 preferred stock to common stock.....       304,936                    ---
Sale of common stock pursuant to
 partial exercise of Class A warrants,
 net of issuance costs                      158,563                     159,050
Net loss for the year ended
February 23, 1996 ...................                  (4,510,145)   (4,510,145)
                                        ------------ ------------- -------------
Balance at February 23, 1996             33,615,213   (16,646,989)   19,768,971
Sale of common stock pursuant to
 Regulation S and Regulation D
 private placement offerings, net of
 issuance costs......................     2,194,793                   2,206,868
Sale of common and preferred stock
 pursuant to partial exercise of
 underwriter's warrants from prior
 public offerings, net of issuance costs    851,024                   1,080,050
Conversion of Series A convertible
 preferred stock to common stock.....       226,632                    ---
Sale of common stock pursuant to
 exercise of class B warrants from the
 Company's third public offering, net
 of issuance costs ....................   1,092,799                   1,097,917
Issuance of common stock based on
 RC America's FY96 results ............       5,074                       5,100
Issuance of 92,308 Regulation S common
 shares in exchange for Series C redeema
 preferred stock ......................     149,077                     150,000
Net loss for the year ended
 February 28, 1997 ....................               (12,764,231)  (12,764,231)
                                        ============ ============= =============
Balance at February 28, 1997            $38,134,612  ($29,411,220)  $11,544,675
                                        ============ ============= =============


                   The accompanying notes are an integral part
                  of these consolidated financial statements.


                        BPI PACKAGING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                            --------------------- FISCAL YEAR ENDED ----------------
                                                                                  FEBRUARY 28,       FEBRUARY 23,       FEBRUARY 24,
                                                                                      1997              1996               1995
                                                                            ------------------ --------------------- ---------------
Cash flows from operating activities:
  Net Loss                                                                   $    (12,764,231)  $     (4,510,145)  $       (847,486)
                                                                            ------------------ ------------------ ------------------

  Adjustments  to reconcile  net loss to net cash  provided  (used) by operating activities:
      Depreciation and amortization                                                 3,417,849          2,643,138          1,871,357
      Write-down of impaired assets and related expenses                            5,897,648                ---                ---
      Non-recurring charge                                                                ---                ---            989,917
      Decrease (increase) in accounts receivable - trade                               84,372            339,333           (979,073)
      (Increase) decrease in inventories                                             (606,856)         1,396,496         (1,724,123)
      (Increase) decrease in prepaid expenses and other current assets               (302,566)          (404,603)           709,144
      Increase in accounts payable                                                  3,218,584            513,979            579,766
      Increase in other accrued expenses                                              132,409            108,899             66,457
                                                                            ------------------ ------------------ ------------------
          Total adjustments                                                        11,841,440          4,597,242          1,513,445
                                                                            ------------------ ------------------ ------------------
              Net cash (used) provided by operating activities                       (922,791)            87,097            665,959
                                                                            ------------------ ------------------ ------------------

Cash flows from investing activities:
    Additions to property and equipment                                            (1,549,878)        (3,018,810)        (4,535,268)
    Cost of patents                                                                  (144,928)           (61,410)           (71,069)
    Decrease (increase) in deposits, net                                              388,922            362,654           (101,744)
    Advances to officers                                                              (44,560)          (174,240)           (63,201)
    Decrease (increase) in note receivable, net                                            ---           811,980         (1,136,345)
    Increase in other assets, net                                                    (198,418)          (105,001)           (35,038)
                                                                            ------------------ ------------------ ------------------
              Net cash used by investing activities                                (1,548,862)        (2,184,827)        (5,942,665)
                                                                            ------------------ ------------------ ------------------

Cash flows from financing activities:
    Net (payments) borrowings under note payable                                      (19,127)         1,960,518            444,781
    Principal payments on long-term debt
      and capital lease obligations                                                (1,945,014)        (1,565,613)        (2,262,051)
    Proceeds from equipment financings                                                    ---            302,418                ---
    Proceeds from long-term borrowings                                                    ---                ---          1,341,004
    Net proceeds from sales of stock                                                4,384,835            159,050          6,356,444
                                                                            ------------------ ------------------ ------------------
              Net cash provided by financing activities                             2,420,694            856,373          5,880,178
                                                                            ------------------ ------------------ ------------------

Net (decrease) increase in cash                                                       (50,959)        (1,241,357)           603,472
Cash at beginning of period                                                           109,093          1,350,450            746,978
                                                                            ------------------ ------------------ ------------------
Cash at end of period                                                         $        58,134   $        109,093  $       1,350,450
                                                                            ================== ================== ==================

Cash paid for interest                                                       $      1,093,648   $         965,25  $         563,991
                                                                            ================== ================== ==================




Non-cash investing and financing activities:

Capital lease obligations of $590,069, $3,238,840 and $3,640,085 were incurred in Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively, when the Company entered into capital lease agreements to purchase machinery and equipment.




                   The accompanying notes are an integral part of these consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1:  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         BPI   Packaging   Technologies,    Inc.   (the   "Company")   develops,
manufactures, markets and sells plastic bags known as "T-shirt sacks," to grocery, convenience, retail and drug store chains and plastic film to food service, commercial and industrial users. The Company operates three wholly-owned subsidiaries: RC America, Inc., which purchases surplus inventory from manufacturers of consumer products and markets and sells the products to mass merchandise retailers and other retail chains; BPI Packaging (UK) Limited, which markets and sells the Company's products in Europe; and Market Media, Inc., which sells and markets in-store advertising promotion programs. BPI Packaging, Inc., which was established to purchase, sell and market plastic bag products manufactured by another bag manufacturer, is a non-operating, wholly owned subsidiary of the Company.

SIGNIFICANT ACCOUNTING POLICIES

  Fiscal Year

         The Company utilizes a 52-53 week Fiscal year. The fiscal year ended February 28, 1997, consisted of 53 weeks and fiscal years ended February 23, 1996, and February 24, 1995, consisted of 52 weeks.

  Cash

         The Company's cash accounts are maintained substantially with one financial institution. The concentration of credit risk with respect to cash is all amounts on hand at the financial institution in excess of the federally insured limits.

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

         Property and equipment recorded at cost includes interest on funds borrowed to finance the acquisition, construction and installation of major capital additions. Such interest amounted to $ 0, $100,045 and $247,178 in Fiscal 1997, 1996 and 1995, respectively.

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

  Loss Per Share

         Loss per share is calculated based upon the weighted average common shares outstanding during the period including dilutive employee stock options, underwriter warrants, Class A and B warrants, and Series A and B Preferred Stock. Common stock equivalents are not reflected in the calculation in periods in which they would have an anti-dilutive effect.

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


  Accounting for Stock-Based Compensation

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires an entity to account for employee stock compensation under a fair value based method. SFAS 123 also allows an entity to continue to measure costs for employee stock based compensation plans using the intrinsic value-based method of accounting under APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). The Company continues to account for employee stock-based compensation under APB 25 and has made the pro forma disclosures required under SFAS 123 (Note 20).


Adoption of SFAS No. 121

     In Fiscal 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The statement requires the recognition of an impairment loss for an asset held for use when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of the impairment loss is based on fair value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows. As more fully described in Note 6 to these financial statements, adoption of this statement resulted in recognition of an additional loss from continuing operations.

NOTE 2: GOING CONCERN AND MANAGEMENT'S PLAN

     As shown in the accompanying consolidated financial statements, the Company has suffered recurring net losses and has net working capital and operating cash flow deficiencies. Further, as discussed in Note 8, the Company's revolving credit facility is renewable annually. While covenant violations have been waived as of February 28, 1997, no assurances can be given that the lender will renew the line on November 25, 1997. Furthermore, significant trade credit balances are past due at the balance sheet date.

     The Company's ability to continue as a going concern is dependent on its ability to successfully implement its business and financing plans described below. However, there can be no assurances the Company will be able to successfully complete these plans. Other than those described in Notes 1 and 6, the financial statements do not include any adjustments related to the recoverability and the classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

     The Company expects to exit the production of its traditional T-shirt bag product lines during Fiscal 1998. Increased competition from large domestic and overseas competitors with significant production economies of scale has caused the Company to incur substantial losses on these products. During Fiscal 1998, the Company plans to shift production to principally proprietary bag and plastic film product lines which have higher profit margins. In addition, the Company is negotiating to sell a private placement of $5 million of common stock or senior subordinated notes with warrants.


NOTE 3:  ACCOUNTS RECEIVABLE-TRADE

         Accounts receivable-trade consist of the following:

                                               February 28,       February 23,
                                                  1997               1996
                                                  ----               ----
 Accounts receivable-trade                     $2,268,760         $2,273,132
 Allowance for doubtful accounts                 (100,000)           (35,000)
 Allowance for credits                            (75,000)           (60,000)
                                               ----------         ----------
                                               $2,093,760         $2,178,132
                                               ==========         ==========

NOTE 4:  INVENTORIES

         Inventories, net of valuation reserves, consist of the following:

                                               February 28,    February 23,
                                                   1997            1996
                                                   ----            ----
 Raw material                                   $1,020,902      $1,480,667
 Finished goods                                  3,513,551       2,446,930
                                               -----------     -----------
                                                $4,534,453      $3,927,597
                                                ==========     ===========

         Raw material includes virgin high density, high molecular weight polyethylene ("HMWPE") resin, re-processed HMWPE material, color inks and additives, and post-industrial scrap generated during the manufacturing process.

NOTE 5:   PROPERTY AND EQUIPMENT, NET

         Property and equipment consist of the following:

                                              February 28,     February 23,
                                                  1997            1996
                                                  ----            ----
Machinery and equipment                       $24,605,067      $26,671,579
Leasehold improvements                          3,611,032        3,236,803
Office furniture and fixtures                     303,731          253,805
Motor vehicles                                     19,900           19,900
                                             ------------     ------------
                                               28,539,730       30,182,087
Less accumulated depreciation
 and amortization                               8,736,393        5,867,438
                                             ------------     ------------
                                              $19,803,337      $24,314,649
                                             ============     ============

         The Company leases certain property and equipment under capital leases. Most equipment leases contain bargain purchase options exercisable at the end of the original lease. The following is a schedule of the future minimum payments under these leases, together with the present value of the net minimum payments as of February 28, 1997:

           Fiscal Year
           -----------

                  1998........................                 $2,585,304
                  1999........................                  2,316,489
                  2000........................                  1,599,836
                  2001........................                    333,391
                  2002........................                     11,391
                                                             ------------
          Total minimum lease payments                          6,846,411
          Less amount representing interest                       927,452
                                                             ------------
          Total future principal payments of lease
                  obligations                                  $5,918,959
                                                             ============

         Assets recorded under capital leases, exclusive of installation costs and leasehold improvements, were as follows:

                                                  February 28,      February 23,
                                                      1997              1996
                                                  -----------       -----------

Machinery and equipment                           $13,041,270       $12,451,201
Less accumulated amortization                       2,870,403         1,711,654
                                                  -----------       -----------

                                                  $10,170,867       $10,739,547
                                                  ===========       ===========

         Depreciation and amortization expense relating to fixed assets was $3,216,189, $2,452,131 and $1,703,608 for the years ended February 28, 1997,
February 23, 1996 and February 24, 1995, respectively, of which $1,158,749, $893,908 and $443,051, respectively, related to amortization of equipment held under capital leases.

         In accordance with SFAS No. 121, the Company wrote-down machinery and equipment to fair value, which resulted in a non-recurring charge of $3,335,070, which is included in the $5.9 million write-down of impaired assets and related expenses (Note 6).

NOTE 6:  WRITE-DOWN OF IMPAIRED ASSETS

         During the fourth quarter of Fiscal 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The initial application of SFAS No. 121 caused the Company to recognize a non-cash charge of $5.9 million to write down to fair value certain long-lived assets consisting principally of machinery and equipment, patents and goodwill, together with other related expenses. The method used to determine fair value was a discounted cash flow approach. The assets consist of those related to the manufacture of the traditional bag product lines which the Company has decided to exit in Fiscal 1998 (Note 2).

         Included  in  the  $5.9  million   charge  are  $512,000   representing
settlement and defense costs incurred in connection with the resolution of a patent infringement suit.


NOTE 7:  NOTE RECEIVABLE AND NON-RECURRING CHARGE


         At February 24, 1995, Plasco East Partnership, a Massachusetts general partnership of Corporations ("Plasco") owed the Company $1,824,917 for manufacturing equipment it sold or leased to Plasco. A reserve of $989,917 was established in Fiscal Year 1995 resulting in a non-recurring charge for $989,917 and a net note receivable balance of $835,000. In April 1995, the Company, through an independent auctioneer, conducted an auction of the equipment originally sold to Plasco and received proceeds of $650,000. An additional $65,000 was received in December 1995, from a third party guarantor. The remaining loan balance, plus additional costs incurred during Fiscal Year 1996, were offset against the reserve resulting in an additional loss of $140,504 for Fiscal 1996, which is included in selling, general and administrative expenses.


NOTE 8:  PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets are comprised of the following:

                                         February 28,               February 23,
                                             1997                      1996
                                             ----                      ----
Spare parts and supplies                 $ 1,117,338                $   879,854
Prepaid insurance and
 other expenses                              270,486                    205,404
                                         -----------                -----------
                                          $1,387,824                 $1,085,258
                                         ===========                ===========




NOTE 9:  PATENTS

         The Company owns two patents and has applied for several other U.S. patents and certain foreign patents. A total of $0 and approximately $61,000 and $71,000 of costs have been capitalized relating to these patent applications during Fiscal 1997, 1996, and 1995, respectively. Amortization expense of approximately $87,000, $85,000 and $76,000 had been recorded in Fiscal 1997, 1996 and 1995, respectively, with a total accumulated amortization balance of $0 at February 28, 1997 and $313,000 at February 23, 1996.

         The $0 accumulated amortization at February 28, 1997, results from the write-off of all patent costs and associated accumulated amortization which amounted to a charge of $1,045,000 which is included in the caption "Write-down of impaired assets and related expenses" in the accompanying Statement of Operations. As more fully described in Note 6, this charge is the result of the Company's decision to exit the traditional T-shirt product lines.


NOTE 10: NOTE PAYABLE

         On November 25, 1996 the Company refinanced its line of credit with a new lending institution. The new revolving line of credit is $8,000,000 secured by accounts receivable and inventory and all other assets except for equipment. Availability of borrowings under the line of credit is determined by calculation of the borrowing base, as specifically defined in the loan and security agreement, but generally means 85% of qualifying accounts receivable and 40% of eligible inventories, less the aggregate amount of all outstanding commercial and standby letters of credit. The line of credit bears interest at 1.5% above the variable interest rate quoted by Norwest Bank of Minnesota with a minimum rate of 8.0% (9.75% at February 28, 1997) and provides for a 1/2 of 1% unused line fee. The credit line is for 5 years and is subject to renewal annually. At February 28, 1997, the balance under the line of credit is $3,733,477 which is the maximum available. The line of credit includes certain financial covenants that the Company must maintain to avoid a default including current ratio, debt to equity, maintaining a net worth of $14 million, limitation of capital spending, and profitability. At February 28, 1997 the Company failed to meet several of the financial covenants. The lender waived the condition of default for the financial covenants that were not met.

         Previously, the Company had a $4,000,000 revolving line of credit with a commercial bank that was secured by accounts receivable and inventory. Borrowings under the line of credit were subject to 80% of qualifying accounts receivable and from 35% to 50% of qualifying inventories (up to a maximum inventory loan of $2,500,000), less the aggregate amount utilized under all commercial and standby letters of credit and bank acceptances. The line of credit bore interest at the bank's prime rate plus 1% (9.25% at February 23, 1996), and provided for a 1/8th of 1% unused line fee and was subject to renewal annually. At February 23, 1996, the balance under the line of credit was $3,752,604 which was the maximum availability under the line of credit. The line of credit included certain financial covenants that the Company had to maintain, including debt service coverage, capital base and debt equity covenants.


NOTE 11: CAPITAL LEASE OBLIGATIONS

         The Company's capital lease obligations at February 28, 1997 and February 23, 1996 consisted of the following:
                                                 February 28,       February 23,
                                                     1997               1996
                                                 -----------        -----------
Obligations under capital leases (Note 4)         $5,918,959         $7,273,904

Less amounts due within one year                   2,109,718          1,832,847
                                                 -----------        -----------

Long-term portion                                 $3,809,241        $ 5,441,057
                                                 ===========        ===========

         The following is a schedule by years of the combined aggregate amount of maturities for all capital lease obligations:

                                                              February 28,
         Fiscal year                                              1997
         -----------                                              ----

                  1998...............................         $  2,109,718
                  1999...............................            2,046,081
                  2000...............................            1,458,347
                  2001...............................              293,513
                  2002...............................               11,300
                                                              ------------

                                                              $  5,918,959
                                                              ============


NOTE 12: MANDATORILY REDEEMABLE PREFERRED STOCK

         The Company is authorized to issue up to an aggregate of 2,000,000 shares of $.01 par value preferred stock. In October 1990, the Company issued 36,674 shares of Series C Mandatorily Redeemable Preferred stock. The stock is 6% non-cumulative, non-voting and redeemable in two equal amounts of $183,369 on March 1, 1991 and March 1, 1992. The first payment of $183,369, for the redemption of 18,337 shares, was made in October 1992. The second payment of $183,369 for redemption of 18,337 shares, was made on February 14, 1997, by the issuance of 92,308 Regulation S shares of the Company's Common Stock. The Series C Mandatorily Redeemable Preferred Stock had a liquidation preference over the Series A Preferred Stock at a rate of $10.00 per share plus any declared but unpaid dividends (Note 13). At February 28, 1997, and February 23, 1996, there were 0 and 18,337 shares of Series C Mandatorily Redeemable Preferred Stock issued and outstanding, respectively.



NOTE 13: STOCKHOLDERS' EQUITY

         The Board of Directors has designated two classes of preferred stock included within stockholders' equity as follows:

         Series A, 8.5% Non-Cumulative, Redeemable, Convertible Preferred Stock ("Series A Preferred Stock"), convertible at the holder's option into one share of common stock of the Company at any time prior to redemption. At the Company's option, the stock is redeemable at $4.00 per share after not less than 30 nor more than 60 days written notice at any time beginning June 13, 1992 provided the closing bid price of the Company's common stock averages in excess of $9.00 per share for 30 consecutive trading days ending within five days of the notice of redemption. The Series A Preferred Stock votes with the common stock as a single class. At February 28, 1997, and February 23, 1996, there were 347,146 and 303,946 shares issued and outstanding, respectively.

         Series B, 6% Non-Cumulative, Non-Voting Convertible Preferred Stock ("Series B Preferred Stock"), redeemable and convertible at any time at $10 per share. Such stock retains a liquidation preference over the Series A Preferred Stock at a rate of $10 per share plus any declared but unpaid dividends. At February 28, 1997, and February 23, 1996, there were 146,695 shares of Series B Preferred Stock issued and outstanding.

         The Company issued to the underwriter of its second public offering, a warrant to purchase up to 50,000 units with each unit consisting of two shares of Series A Preferred Stock, one share of Common Stock and one Class A Redeemable Common Stock Purchase warrant ("Class A Warrant"). The units subject to the underwriter's warrant were identical to the units sold to the public, except that the Series A Preferred Stock and the Class A Warrant were not subject to redemption by the Company and the exercise price of the unit was $13.75 per unit and the exercise price for the Class A Warrant underlying this underwriter's warrant was $6.50. The underwriter's warrants were exercisable for
1.06 shares of Common Stock from June 13, 1992


through June 13, 1996. In May 1996, the exercise price of the underwriter's warrant and the underlying Class A Warrant were reduced to $2.25. These warrants were exercised in May 1996 and an aggregate of 153,000 shares of Common Stock and 50,000 shares of Series A Preferred Stock were issued.

         On October 7, 1992, the Company completed a third public offering of 1,400,000 units (plus an additional 126,000 units subsequently purchased as a partial exercise of the underwriter's over-allotment option) at $5.00 per unit. Each unit consisted of one share of Common Stock, one Class A Redeemable Warrant and one Class B Redeemable Warrant. Each Class A Redeemable Warrant initially entitled the registered holder thereof to purchase one share of Common Stock at $5.00 per share at any time through October 6, 1994. In September 1994, the terms of the Class A Redeemable Warrants were modified. As modified, each Class A Warrant entitled the registered holder thereof to purchase one share of Common Stock at a reduced price of $4.00 per share through October 28, 1994. The period of time to exercise the Class A Warrants was extended from October 6, 1994 to 5:00 p.m. (EST) on October 28, 1994. For each Class A Warrant exercised on or before October 28, 1994 at the reduced exercise price of $4.00, the warrantholder was entitled to extend the period of exercise for a second class A Warrant held by the warrantholder for a period through March 31, 1995, at the original exercise price of $5.00 (the "50% Option"). The expiration date of March 31, 1995, was subsequently extended to June 15, 1995. An aggregate of 40,950 Class A Redeemable Warrants were exercised at the original price of $5.00. An aggregate of 1,124,435 Class A Redeemable Warrants were exercised at the reduced price of $4.00, of which 272,100 were exercised pursuant to the 50% Option. Of the 272,100 Class A Redeemable Warrants exercised pursuant to the 50% Option, an aggregate of 48,725 warrants were exercised at the reduced price of $3.75 on or before June 15, 1995.

         Each Class B Redeemable Warrant ("Class B Warrant") from the third public offering initially entitled the holder thereof to purchase one share of common stock at $9.00 per share at any time through October 7, 1996. In connection with certain private placements by the Company to overseas investors and accredited investors, the exercise price and shares purchasable upon the exercise of the Class B warrants were adjusted three times. As a result of the first adjustment, each Class B Warrant entitled the holder to purchase 1.04 shares of Common Stock at $8.65 per share at any time through October 6, 1996. As a result of the second adjustment, each Class B Warrant intitled the holder to purchase 1.12 shares of Common Stock at $8.04 per share at anytime through October 6, 1996. In October 1996, the exercise price of each Class B Warrant was lowered to $2.80 per share exercisable at any time through October 6, 1996. An aggregate of 456,931 Class B Warrants were exercised at the reduced price of $2.80 per warrant. The balance of Class B Warrants expired on October 6, 1996. The warrants were subject to redemption at $.05 per warrant, on 30 days written notice, provided the last sale price of the common stock as reported on the NASDAQ National Market System for 10 consecutive trading days ending within 25 days of the notice of redemption, averaged at least $14.00 per share for redemption of the Class B Redeemable Warrants.

          In addition, the Company issued to the underwriter in the third public offering, a warrant to purchase up to 140,000 units. The units subject to the underwriter's warrant are identical to the units sold to the public, except that the exercise price of the units will be $5.78 per unit, each unit consisting of one share of Common Stock, one Class A Warrant and one Class B Warrant. The Class A Warrants underlying the underwriter's Warrant II expired in October 1994. The exercise price of the underlying Class B Warrants was $11.25 per share. The underwriter's warrants were exercisable from October 7, 1993 through October 7, 1997. In May 1996, the exercise price of the underwriter's warrants and the underlying Class B Warrants were each reduced to $2.25. As a result of certain anti-dilutive adjustments, the number of shares issuable upon exercise of the underwriter's warrant was adjusted from 1.0 to
1.05 shares, and the shares issuable upon exercise of the underlying Class B Warrants were adjusted from 1.0 to 1.09 shares. These warrants were exercised in May 1996 and an aggregate of 299,600 shares of Common Stock were issued.

         In May 1996, the Company issued warrants to financial consultants to purchase an aggregate of 200,000 shares of Common Stock at an exercise price of $4.25 per share. These warrants expire on December 31, 1997 and contain anti-dilution protection for events such as stock splits, mergers and reorganizations. The shares of Common Stock underlying these warrants were registered on a Form S-3 registration statement, which was declared effective by the Securities and Exchange Commission on July 19, 1996.

         The Company has reserved 3,472,536 shares of common stock for issuance upon exercise of outstanding warrants and employee stock options granted or available for grant (Note 20), upon the conversion of preferred stock and in connection with the agreement with RC America, Inc. On May 23, 1995, an additional 17,400 shares of common stock were issued based on the operating results of RC America, Inc. for Fiscal Year 1995. Based on the operating results of RC America, Inc. for Fiscal 1996 and Fiscal 1997, an additional 2,550 and 2,640 shares were issued in May 1996 and May 1997, respectively.

         Holders of the Series A Preferred Stock are entitled to receive, in each fiscal year in which the Company attains net earnings after tax, as defined, non-cumulative dividends at the annual rate of $0.34 per share. Such dividends will be payable in cash if net earnings after tax exceed 150% of the amount necessary to pay the dividends and in cash, common stock, or any combination thereof if such net earnings are less than such amount. Dividends on the Series B Preferred Stock are payable before any dividends are paid or declared for the Series A Preferred Stock and the common stock. The holders of the Series B Preferred Stock are entitled to receive non-cumulative dividends at an annual rate of $.60 per share payable in cash.

         From February 26, 1994, through February 24, 1995, a total of 626,470 shares were issued in a private placement with net proceeds of $2,134,755. During Fiscal 1996 and Fiscal 1997, covering the period February 25, 1995 through February 28, 1997, there were no private placements.


NOTE 14: INCOME TAXES

         Due to the taxable loss incurred and the availability of net operating losses, there was no tax provision or benefit recorded in Fiscal 1997. Accordingly, the effective tax rate is zero percent as compared to the Federal statutory rate of 34%.

Cumulative temporary differences under SFAS 109 are as follows:

                                              February 28,          February 23,
                                                 1997                   1996
                                            ------------             -----------
Deferred tax assets:
         Reserves                           $     90,666           $      44,264
         Inventory accounts                      532,583                  61,969
         Investment tax credit                   598,446                 398,276
         Fixed assets                          1,339,220                     ---
         Net operating loss                    9,831,374               7,021,155
                                            ------------             -----------
            Total deferred tax assets        $12,392,289             $ 7,525,664
                                            ============             ===========

Deferred tax liabilities:
         Fixed assets                                ---                 182,911
         Accrued rent                            179,895                  71,903
         Patent costs                                ---                 442,790
                                           -------------             -----------
            Total deferred tax liabilities   $   179,895             $   697,604
                                           =============             ===========

Net deferred tax asset before valuation
  allowance                                   12,212,394               6,828,060
Less: valuation allowance                     12,212,394               6,828,060
                                           -------------             -----------
Net deferred tax asset                     $         ---             $       ---
                                           =============             ===========

         A valuation allowance is required to be established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has determined that a valuation allowance is required since it is not certain that the results of future operations will generate sufficient taxable income to realize the deferred tax asset. The deferred tax asset and related valuation reserves will be reviewed as management's actions, such as exiting the traditional T-shirt bag product lines and shifting production to proprietary bag and plastic film product lines, take effect and produce favorable results.

         At February 28, 1997, the Company had available for federal and state income tax purposes unused net operating loss (NOL) carryforwards approximating $24,884,000 and $21,865,000, respectively. The federal carryforwards expire in various amounts beginning in the year 2003, and the state carryforwards expire in various amounts from 1998 through 2003. The Company has available state investment tax credit carryforwards of approximately $445,000 expiring in various amounts from 1998 to 2003, and approximately $113,000 in carryforwards with unlimited expirations.


         A substantial change in the Company's ownership, as defined in section 382 of the Internal Revenue Code, may significantly limit the future utilization of the federal NOL carryforwards incurred prior to an ownership change. In Fiscal 1994 and 1991 a substantial change in ownership did occur; however, management believes that such limitations will not significantly restrict future annual utilization of the Company's federal NOL carryforwards. Significant stock transactions occurred in Fiscal 1997, 1996 and 1995 that may result in a substantial change in ownership and therefore may further limit future annual utilization of the Company's federal NOL carryforwards.


NOTE 15: OPERATING LEASES AND COMMITMENTS

         The Company's lease agreement for its Dighton facilities was renegotiated effective January 1, 1996 and runs for a period of twelve years. The Company has entered into various operating leases for certain manufacturing equipment expiring on various dates through 2007.

         The future minimum rental commitments under noncancelable operating leases as of February 28, 1997 are as follows:

                                                                      Operating
         Fiscal Year                                                   Leases
         -----------                                                   ------

                  1998............................                    $1,265,000
                  1999............................                     1,248,000
                  2000............................                     1,130,000
                  2001............................                       823,000
                  2002............................                       448,000
                  Thereafter ..................                        2,237,000
                                                                      ----------
                                                                      $7,151,000
                                                                      ==========

         Rent expense under operating leases was $1,646,000, $1,583,000 and $1,404,000 for the years ended February 28, 1997, February 23, 1996, and February 24, 1995, respectively.

NOTE 16: MAJOR CUSTOMERS

         For Fiscal 1997, sales to one customer represented approximately 16% of total sales. For Fiscal 1996 and Fiscal 1995 sales to two customers represented approximately 15% and 10% and 12% and 13% of total sales, respectively.

NOTE 17: RELATED PARTY TRANSACTIONS

         Loans made to an officer totaled $476,489 at February 28, 1997, and $362,649 at February 23, 1996, and bear interest at the rate the Company is charged by its bank. The loans were due and payable February 28, 1997. Payment terms have not been extended. However, the officer has agreed to apply any bonus payments received under the Company's executive bonus plan (the "Bonus Plan") to reduce the amounts outstanding under the loan.

         Loans made to another officer totaled $3,308 at February 28, 1997, and $105,957 at February 23, 1996, and bear interest at the rate the Company is charged by its bank.

         The Company acquired in Fiscal 1993 a 50.5% interest, in exchange for $125,000, in a company (RC America, Inc.) founded and managed by the 49.5% minority shareholder, Ronald Caulfield, a brother of the Company's president. The accounts of RC America, Inc. are included in the Company's consolidated financial statements (Note 1). On February 26, 1994, the Company entered into a stock exchange agreement (the "Agreement") to exchange 200,000 shares of its common stock at their estimated fair market value for Ronald Caulfield's 49.5% minority interest in RC America, Inc. Effective February 26, 1994 Ronald Caulfield exchanged his shares in accordance with the "Agreement." As a result, RC America, Inc. is now a wholly owned subsidiary of the Company. The Agreement also contains demand and piggy-back registration rights and provides for the issuance to Ronald Caulfield of up to an additional 100,000 shares of the Company's common stock over a five year period based on RC America, Inc. attaining certain levels of pre-tax earnings. Based on the operating results of RC America, Inc. for Fiscal 1997 and Fiscal 1996, a total of 2,640 and 2,550 shares, respectively were earned and were issued to Mr. Caulfield in April 1997 and May 1996, respectively. In Fiscal 1995, a total of 17,400 shares of common stock were earned and were issued in May 1995. In addition, Ronald Caulfield entered into a five year employment agreement with RC America, Inc. which provides for certain bonus, severance and non-compete arrangements.

         The value of the stock issued pursuant to the Agreement exceeded the book value of the assets acquired and the Company has recognized goodwill of $800,000 and is amortizing the goodwill pro-rata over ten years. Issuance of the additional 2,550 and 17,400 shares of common stock resulted in $5,100 and $71,862 of additional goodwill. At February 28, 1997, the Company wrote off approximately $620,000 of Goodwill as part of its plan to exit the traditional T-Shirt bag product lines (Note 6). At February 23, 1996, $789,402 of unamortized goodwill related to these trasactions is included in Other Assets.

         Ivan J. Hughes, a director of the Company, is President of the Plastics Division Duro Bag Manufacturing Company ("Duro"). For Fiscal 1997 and Fiscal 1996, Duro accounted for approximately 16% and 10%, respectively, of the Company's sales.

NOTE 18: EMPLOYMENT AGREEMENTS

         In October 1993, the Company entered into employment agreements with certain officers. Among other things, these agreements provide for minimum base compensation of $750,000 in the aggregate plus incentive compensation based on pre-tax profits and for severance payments which approximate two years of base compensation. Each of these agreements will expire on June 30, 1998.



NOTE 19: COMMITMENTS AND CONTINGENCIES

         From time to time, the Company is involved in litigation arising from the normal course of business. The outcome of such litigation is not expected to have a material impact on the financial statements.

         The Company entered into an operating lease in December 1994, that required a letter of credit in the amount of $317,000. The letter of credit expired in October 1996.

         At  February  28,  1997,  the  Company  had   commitments  to  purchase
approximately $275,000 of machinery and equipment.


NOTE 20: STOCK OPTION PLANS

         In May 1990, the Company adopted a stock option plan and on October 25, 1993, the Board of Directors approved a stock option plan that provides certain individuals the right to purchase up to 200,000 shares and 750,000 shares, respectively, of common stock. In September 1996, the Company adopted a stock option plan that entitles certain individuals the right to purchase up to 1,000,000 shares of common stock. The Board of Directors determines those individuals who shall receive options, the time period during which the options may be exercised, and the number of shares of common stock that may be purchased and the exercise price (which can not be less than the fair market value of the common stock on the date of grant). Options generally vest ratably over two to three years. The Company may not grant employee incentive stock options with a fair value in excess of $100,000 that is first exercisable during any one calendar year. Options granted under the stock option plan generally expire ten years from the date of grant.

         There was no activity under the 1996 Stock Option Plan during the years ended February 23, 1996 and February 28, 1997. Transactions under the 1990 and 1993 Stock Option Plans during the years ended February 28, 1997 and February 23, 1996 are summarized as follows:


                                                         Year Ended                             Year Ended
                                                     February 28, 1997                      February 23, 1996
                                                     -----------------                      -----------------
                                                               Weighted average                     Weighted average
         Options                                  Shares        exercise price        Shares        exercise price
         -------                                  ------        --------------        ------        --------------

Outstanding at beginning of year                  795,630        $    4.04            778,955       $    4.07
Options granted whose exercise price
  equal the market price of the stock
  on grant date                                    12,500             2.40             26,000            4.00
Options granted whose exercise price
  is greater than the market price of the
  stock on grant date                               9,200             2.40             21,000            5.40




Canceled                                          (43,500)            3.49            (30,325)           5.64
                                                  -------                            --------
Outstanding at year end                           773,830             3.98            795,630            4.04
                                                  =======                            ========

Options exercisable at period end                 589,377                             466,025
                                                  =======                            ========

Weighted average fair value of options
 granted during the period                        $  1.65                             $  2.95
                                                  =======                             =======



                                                            Year Ended
                                                        February 24, 1995
                                                       -----------------
                                                               Weighted average
          Options                                 Shares        exercise price
          -------                                -------        --------------
Outstanding at beginning of year                 758,630           $  4.05
Options granted whose exercise price
  equal the market price of the stock
  on grant date                                      ---               ---
Options granted whose exercise price
  is greater than the market price of the
  stock on grant date                             32,000              4.44
Canceled                                         (11,675)             5.82
                                                --------
Outstanding at year end                          778,955              4.07
                                                ========

Options exercisable at period end                267,704
                                                ========
Weighted average fair value of options
 granted during the period                       $   ---
                                                ========



         In March of 1996, the Company granted 18,500 options with an exercise price of $2.38. In January of 1997, the Company granted 3,200 options with an exercise price of $2.50. In March of 1996, the Company changed the exercise price for selected options, which were granted in fiscal 1993, from $6.25 to $4.00, and selected options, which were granted in fiscal 1994, from $6.63 to $4.00.

The following table summarizes information about employee options outstanding at February 28, 1997:


                                                          Options outstanding
                                                          -------------------
                                                              Weighted
                                       Number                  average              Weighted
                                    outstanding at            remaining             average
Range of exercise prices           February 28,1997        contractual life       xercise price
------------------------           ----------------        ----------------       -------------

      $2.38-3.00                       50,700                    5.75              $    2.73
       3.88-4.75                      697,630                    6.35                   4.02
       5.25-6.25                       25,500                    7.17                   5.51
                                     --------
                                      773,830                    6.34                   3.98
                                     ========

                                                Options exercisable
                                                -------------------

                                       Number                     Weighted
                                   exercisable at                 average
Range of exercise prices         February 28, 1997             exercise price
------------------------        ---------------------          --------------

     $2.38-3.00                      38,500                     $    2.85
      3.88-4.75                     532,877                          4.01
      5.25-6.25                      18,000                          5.63
                                  ---------
                                    589,377                          3.98
                                  =========

Fair Value Disclosures

         At February 28, 1997, the Company has three option plans, which are described above. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's three stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                               Year ended          Year ended
                                           February 28, 1997   February 23, 1996
                                           ----------------    ----------------

Net Loss                   As reported         ($12,764,231)        ($4,510,145)
                           Pro forma           ($13,181,343)        ($4,624,559)

Loss per share             As reported               ($0.96)             ($0.38)
                           Pro forma                 ($0.99)             ($0.39)



         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the applicable periods: dividend yield of 0.0% for both periods; risk free interest rates of 5.86% to 6.2% for options granted and re-priced during the year ended February 28, 1997 and 6.2% for options granted during the year ended February 23, 1996; a weighted average expected option term of 5.33 to 10 years for options granted and re-priced during the year ended February 28, 1997 and 10 years for options granted during the year ended February 23, 1996; and expected volatility of 56,59% and 62.23% for options granted and/or repriced during the years ended February 28, 1997 and February 23, 1996, respectively.



NOTE 21.  SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

         During the fourth quarter of Fiscal 1997, management determined that, due to continued intense competition in the traditional T-shirt bag product lines which has resulted in a significant deterioration in gross margin, the Company is exiting these product lines during Fiscal 1998. Accordingly, an analysis of the fair value of assets related to these product lines was performed during the fourth quarter of Fiscal 1997 which resulted in a write-down of impaired assets and recognition of related expenses totaling $5,897,648 (Note 6). The results for the fourth quarter ended February 28, 1997, do not include any material amounts of year end adjustments that have not been disclosed or any material amounts that should have been included in earlier interim periods.


Schedule II




Rule 12-09                                 Valuation and Qualifing Accounts and Reserves

 Column A                           Column B             Column C            Column D            Column E

Description                        Balance at           Additions           Deductions        Balance at end
                                  beginning of       Charged to costs        Accounts           of period
                                     period            and expenses        written off


Doubtful                      2/26/94     20,000         36,075               26,075           30,000     2/24/95
Accounts                      2/25/95     30,000         93,606               28,606           95,000     2/23/96
& Credits                     02/24/96    95,000        158,165               78,165          175,000    02/28/97









                                      S-1