Form 10-Q
period 1997-05-30
BPI PACKAGING TECHNOLOGIES INC
filed 1997-07-23
CIK 866751

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


   For Quarterly Period Ended               Commission File Number
         May 30, 1997                              1-10648


                        BPI Packaging Technologies, Inc.
             (Exact name of Registrant as specified in its Charter)


                Delaware                           04-2997486
       (State of Other Jurisdiction of          (I.R.S. Employer
       Incorporation or Organization)          Identification Number)


      455 Somerset Avenue, Dighton, Massachusetts            02764
      (Address of Principal Executive Offices)            (Zip Code)

                                 (508) 824-8636
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                No

As of May 30, 1997, there were issued and outstanding 14,084,368 shares of Common Stock and 339,846 shares of Series A Preferred Stock.

                        BPI PACKAGING TECHNOLOGIES, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                         Page No.

Item 1.       Financial Statements (Unaudited)

              Balance Sheets - May 30, 1997 and February 28, 1997......... 1-2

              Statements of Operations - Three Months Ended
                 May 30, 1997 and May 24, 1996............................  3

              Statements of Cash Flows - Three Months Ended
                 May 30, 1997 and May 24, 1996............................  4

              Notes to Financial Statements - May 30, 1997................  5

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................  8

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings...........................................  13

Item 2.       Changes in Securities.......................................  13

Item 3.       Default Upon Senior Securities..............................  13

Item 4.       Submission of Matters to a Note of Security Holders.........  13

Item 5.       Other Information...........................................  13

Item 6.       Exhibits and Reports on Form 8-K............................  13

SIGNATURES................................................................  14

Part I.   Financial Information

Item I.   Financial Statements

                        BPI Packaging Technologies, Inc.

                           Consolidated Balance Sheets

                                     Assets

                                                    May 30,      February 28,
                                                     1997            1997
                                                 --------------  -----------
                                                          (unaudited)
Current assets
    Cash                                           $    20,209   $    58,134
    Accounts receivable, net                         2,763,006     2,093,760
    Inventories                                      2,581,698     4,534,453
    Prepaid expenses and other assets                1,305,103     1,387,824
                                                   -----------   -----------
          Total current assets                       6,670,016     8,074,171
                                                   -----------   -----------

Property and equipment, net                         19,185,504    19,803,337
                                                   -----------   -----------

Deposits - leases and equipment purchases              149,955       128,461
Loans to officers                                      510,648       479,797
Other assets                                           717,986       761,465
                                                   -----------   -----------
                                                     1,378,589     1,369,723
                                                   -----------   -----------

                                                   $27,234,109   $29,247,231
                                                   ===========   ===========

                   The accompanying notes are an integral part of these consolidated financial statements.


                        BPI Packaging Technologies, Inc.

                           Consolidated Balance Sheets

                      Liabilities and Stockholders' Equity

                                                                     May 30,      February 28,
                                                                      1997            1997
                                                                 -------------   -------------
                                                                           (unaudited)

Current liabilities
    Revolving line of credit                                      $  3,576,379    $  3,733,477
    Capital lease obligations due within one year                    2,132,496       2,109,718
    Accounts payable                                                 7,723,281       7,090,283
    Other accrued expenses                                             888,215         959,837
                                                                  ------------    ------------
          Total current liabilities                                 14,320,371      13,893,315
                                                                  ------------    ------------

Capital lease obligations-long-term portion                          3,167,870       3,809,241
                                                                  ------------    ------------

Stockholders' Equity
    Series B convertible preferred stock, $.01 par value             1,466,954       1,466,954

    Series A convertible preferred stock, $.01 par value             1,184,384       1,213,584

    Common stock, $.01 par value; shares authorized -
     30,000,000;  shares issued and outstanding - 14,084,368 at
     May 30, 1997 and 14,074,428 at February 28, 1997                  140,844         140,745

    Capital in excess of par value                                  38,168,003      38,134,612

    Accumulated deficit                                            (31,214,317)    (29,411,220)
                                                                  ------------    ------------
                                                                     9,745,868      11,544,675
                                                                  ------------    ------------

Commitments and contingencies                                     $ 27,234,109    $ 29,247,231
                                                                  ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                        BPI Packaging Technologies, Inc.

                      Consolidated Statements of Operations

                                              ----Three Months Ended----
                                                 May 30,        May 24,
                                                  1997           1996
                                              ------------   -----------
                                                    (unaudited)


Net sales                                      $ 7,012,144    $ 6,514,734
Cost of goods sold                               6,905,395      5,568,054
                                               -----------    -----------
  Gross profit                                     106,749        946,680
                                               -----------    -----------

Operating expenses
  Selling, general and administrative            1,622,506      1,633,555
                                               -----------    -----------
                                                 1,622,506      1,633,555
                                               -----------    -----------
    Loss from operations                        (1,515,757)      (686,875)

Other income (expense):
  Interest expense                                (299,530)      (288,479)
  Interest income                                   12,190          2,384
                                               -----------    -----------
                                                  (287,340)      (286,095)
                                               -----------    -----------

Net loss                                       $(1,803,097)   $  (972,970)
                                               ===========    ===========
Earnings per common share:
  Loss per share                               $     (0.13)   $     (0.08)


Weighted average common shares outstanding      14,077,937     12,192,942

                   The accompanying notes are an integral part of these consolidated financial statements.


                        BPI Packaging Technologies, Inc.

                      Consolidated Statements of Cash Flows


                                                                        ---- Three Months Ended ----
                                                                            May 30,         May 24,
                                                                            1997            1996
                                                                        ------------   --------------
                                                                                 (unaudited)

Cash flows from operating activities:
  Net loss                                                               $(1,803,097)   $  (972,970)
                                                                         -----------    -----------

  Adjustments  to  reconcile  net  income  to net cash
  provided  by  (used  in) operating activities:
      Depreciation and amortization                                          692,956        823,380
      Increase in accounts receivable - trade                               (669,248)      (753,349)
      Decrease (increase) in inventories                                   1,952,755       (386,684)
      Decrease (increase) in prepaid expenses and other current assets        82,722         (3,397)
      Increase in accounts payable                                           632,999        906,347
      Decrease in other accrued expenses                                     (71,622)      (121,543)
                                                                         -----------    -----------
          Total adjustments                                                2,620,562        464,754
                                                                         -----------    -----------
              Net cash provided by (used in) operating activities            817,465       (508,216)
                                                                         -----------    -----------

Cash flows from investing activities:
    Additions to property and equipment                                      (64,139)      (374,937)
    Cost of patents                                                             --          (15,685)
   (Increase) decrease in deposits, net                                      (21,494)        58,267
   (Increase) decrease in advance to officers                                (30,851)        84,798
    Decrease  (increase) in other assets, net                                 36,785        (53,228)
                                                                         -----------    -----------
              Net cash used in investing activities                          (79,699)      (300,785)
                                                                         -----------    -----------

Cash flows from financing activities:

    Net payments under note payable - bank                                      --         (339,118)
    Net payments on revolving line of credit                                (157,098)          --
    Principal payments on capital lease obligations                         (618,593)      (460,767)
    Net proceeds from sales of stock and exercise of warrants                   --        3,283,173
                                                                         -----------    -----------
              Net cash (used in) provided by financing activities           (775,691)     2,483,288
                                                                         -----------    -----------

Net (decrease) increase in cash                                              (37,925)     1,674,287
Cash at beginning of period                                                   58,134        109,093
                                                                         -----------    -----------
Cash at end of period                                                    $    20,209    $ 1,783,380
                                                                         ===========    ===========


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

         In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the three month period ended May 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1998.

         For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for BPI Packaging Technologies, Inc. (the "Company") for the year ended February 28, 1997.

Note 2:           Going Concern and Management's Plan

         As shown in the accompanying consolidated financial statements, the Company has suffered recurring net operating losses, and has working capital and operating cash flow deficiencies. Further, as discussed in Note 6, the Company's revolving line of credit facility is renewable annually. While convenant violations have been waived as of May 30, 1997, no assurances can be given that the lender will renew the line on November 25, 1997. Furthermore, significant trade credit balances are past due at the balance sheet date, including amounts due to certain lessors for building and equipment leases.

         The Company's ability to continue as a going concern is dependent on its ability to successfully implement its business and financial plans as discussed below. However, there can be no assurances the Company will be able to successfully complete these plans. The financial statements do not include any additional adjustments related to the recoverability and the classification of recorded assets and liabilities, other than those recorded for the year ended
February 28, 1997, that might be necessary should the Company be unable to continue as a going concern.

         The Company is currently implementing its plan to exit the production of its traditional plastic grocery carryout bag product line during Fiscal 1998. The Company is shifting its production to principally proprietary bag and plastic film product lines which have higher profit margins. In order to implement its exit plan, the Company is negotiating to sell a private placement of $2.0-$5.0 million of debt and/or equity financing to increase general working capital. If the Company is unsuccessful in completing its private placement in the minimum amount of $2.0 million, the Company will have to negotiate extensions with certain creditors. If such extensions are not granted on terms acceptable to the Company, the Company may have no alternative but to file for protection under the Bankruptcy Code in order to execute its business plan. It is management's opinion that if its working capital is increased in the minimum amount of $2.0 million, that the Company will be able to successfully execute its business plan and reach profitability.

Note 3.           Earnings Per Share

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

Note 4:           Accounts Receivables

         Accounts receivable, net consists of the following:

                                             May 30,            February 28,
                                             1997                   1997
                                        -------------         --------------

Accounts receivable                      $ 2,927,232           $ 2,268,760
Allowance for doubtful accounts              (89,226)             (100,000)
Allowance for credits                        (75,000)              (75,000)
                                         -----------           -----------
                                         $ 2,763,006           $ 2,093,760
                                         ===========           ===========


Note 5:           Inventories

         Inventories, net of valuation reserves, consist of the following:

                                           May 30,              February 28,
                                           1997                    1997
                                        -----------             -----------
Raw materials                           $  533,481              $1,020,902
Finished goods                           2,048,217               3,513,551
                                        ----------              ----------
                                        $2,581,698              $4,534,453
                                        ==========              ==========

Note 6:           Loans

         The Company has an $ 8,000,000 revolving line of credit secured by accounts receivable and inventory and all other assets except for equipment. Availability of borrowings under the line of credit is determined by calculation of the borrowing base, as specifically defined in the loan and security agreement, but generally means 85% of qualifying accounts receivable and 40% of eligible inventories, less the aggregate amount of all outstanding commercial and standby letters of credit. The line of credit bears interest at 2.0% above the variable interest rate qouted by Norwest Bank of Minnesota with a minimum rate of 8.0% (10.75% at May 30, 1997) and provides for a 1/2 of 1% unused line fee. The credit line is for 5 years and is subject to renewal annually. At May 30, 1997, the balance under the line of credit is $3,576,379 which is the maximum available under the lending formula. The line of credit includes certain financial covenants that the Company must maintain to avoid a default including current ratio, debt to equity, maintaining a net worth of $ 14 million, limitation on capital spending, and profitability. At May 30, 1997 the Company was in default under the financial covenants. The lender waived these conditions of default at May 30, 1997. One of the conditions to the waiver is that the interest rate charged on the line be increased to 3% above the variable interest rate quoted by Norwest Bank of Minnesota.

         Capital leases contain certain provisions that give the lessor the right to accelerate lease payments in the event of default. All of the capital leases are in default as a result of being past due. If the lessors exercised their right of acceleration, the long-term capital lease obligations in the amount of $3,167,870 would become current liabilities.

Note 7: Consolidated Statement of Changes in Stockholders' Equity for the three months ended May 30, 1997


                        BPI Packaging Technologies, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                     For The Three Months Ended May 30, 1997

                                                        Series A               Series B
                                                       Convertible            Convertible
                                   Common Stock       Preferred Stock       Preferred Stock    Capital in
                              ---------------------  -----------------     ----------------     Excess of   Accumulated
                               Shares       Amount   Shares     Amount     Shares    Amount     Par Value     Deficit       Total
                               ------       ------   ------     ------     ------    ------     ---------     -------       -----

Balance at February 28, 1997  14,074,428   $140,745  347,146  $1,213,584  146,695  $1,466,954 $38,134,612 ($29,411,220) $11,544,675
Issuance of common
 stock based on RC
 America's FY97 results            2,640         26                                                 4,264                     4,290
Conversion of Series A
 convertible preferred
 stock to common stock             7,300         73   (7,300)   ($29,200)                          29,127                         0
Net loss for the quarter
 ended May 30, 1997                                                                                         (1,803,097)  (1,803,097)
                              ----------   --------  -------  ----------  -------  ---------- ----------- ------------   ----------
Balance at May 30, 1997       14,084,368   $140,844  339,846  $1,184,384  146,695  $1,466,954 $38,168,003 ($31,214,317)  $9,745,868
                              ==========   ========  =======  ==========  =======  ========== =========== ============   ==========


Note 8:           RC America, Inc.

         In April 1997, the Company issued 2,640 shares to Ronald Caulfield as part of the February 26, 1994 agreement providing for the issuance of up to an additional 100,000 shares of the Company's Common Stock over a five year period based on RC America, Inc. attaining certain levels of pre-tax earnings. The Agreement also contains demand and piggy-back registration rights for the shares.

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

Results of Operations

                  First Quarter of Fiscal Year 1998 Compared to First Quarter of Fiscal Year 1997

         The audited financial statements at February 28, 1997 and dated June 12, 1997 contained a qualified opinion based on the uncertainly surrounding the Company's ability to continue as a going concern (See Note 2). The Company's plans to address the situation are explained in Note 2 and in the Management Discussion and Analysis of Financial Condition and Results of Operations presented in this report. Based upon the Company's current operating plan and assuming receipt of at least $2 million in financing in the second fiscal quarter, management expects that the Company will be profitable in Fiscal 1998.

         For the first quarter of Fiscal 1998, ended May 30,1997, the Company had sales totaling $7,012,144 as compared to net sales of $6,514,734 for the first quarter of Fiscal 1997, ended May 24, 1996, an increase of 7.6%.

         During the first quarter of Fiscal 1998 the Company began implementing its exit plan from the traditional plastic grocery carryout bag product line as that product line was unprofitable. However, nothwithstanding the decision to exit this product line, the Company continued to fulfill purchase orders and other obligations that were outstanding at the end of Fiscal 1997 and took other actions to minimize the impact of the exit decision on its customers. The exit decision resulted in the Company reducing its work force 26% and reducing salary, wages, fringe benefit costs and other variable costs by an estimated $6.0 million annually. However, these cost reductions were not implemented until the end of the first quarter and the benefit of the cost reductions was not material in the first quarter.

         The Company's core bag and film business (traditional plastic grocery carryout bags and proprietary plastic carryout bags of "T-shirt sack" design and plastic film products) had sales of $6,360,216 in the first quarter of Fiscal 1998 compared to $6,147,026 in the first quarter of Fiscal 1997, an increase of 3.5%. Sales of the Company's proprietary bag products

(FRESH-SAC(R) T-shirt sack produce bag, HANDI-SACTM and MAXI-SACTM) and film products were $3,374,757 in the first quarter of Fiscal 1998 compared to sales of $2,288,469 in the first quarter of Fiscal 1997, an increase of 47.5%. Management expects that sales of proprietary bag and film products will increase significantly in Fiscal 1998 and that the 47.5% increase in the first quarter, in the opinion of management, is indicative of that trend. Sales of traditional plastic grocery carryout bag products were $2,985,459 in the first quarter of Fiscal 1998 compared to sales of $3,858,557 in the first quarter of Fiscal 1997, a decrease of 22.6%, in line with the Company's decision to discontinue this product line.

         Sales from RC America, Inc. were $651,931 in the first quarter of Fiscal 1998 compared to sales of $367,708 in the first quarter of Fiscal 1997, an increase of 77.3%. RC America's sales may fluctuate significantly from quarter to quarter due to the nature of its business and the timing of transactions.

         Cost of goods sold for the first quarter of Fiscal 1998 was $6,905,395 compared to $5,568,054 in the first quarter of Fiscal 1997. Cost of goods sold as a percentage of sales was 98.5% for the first quarter of Fiscal 1998, compared to 85% for the first quarter of Fiscal 1997. The increase in cost of goods sold as a percentage of sales was due to an increase in manufacturing and material costs relative to the selling prices of the Company's products. Manufacturing costs included in costs of goods sold increased $1,337,341 principally as a result of lower production and under absorbed labor and overhead of $925,857 compared to production in excess of inventory reduction and over absorbed labor and overhead of ($399,911) in the prior year. The increase in costs of goods sold, as a percentage of sales, also reflected the decline in margin over raw material costs caused by increased material costs and declining prices primarily for the traditional plastic grocery carryout bag which margin was reduced approximately $515,000 for product produced in the first quarter compared to the margin over raw materials in the first quarter of the previous year.

         Cost of goods sold benefitted from a reduction in depreciation expense of $138,000. Depreciation expense savings are a direct result of Fiscal 1997 write-downs of fixed assets related to exiting of the traditional plastic grocery carryout bag product line. Management anticipates that costs will decrease in subsequent quarters by an estimated $6 million annually as a result of its plans to exit the traditional plastic grocery carryout bag product line. In summary, costs were significantly higher in the first quarter primarily because of the reduced volume of production, increased raw material cost and declining margin over raw materials for the traditional plastic grocery carryout bag compared to the first quarter of Fiscal 1997 which together increased cost of goods approximately $1,852,341 and because the Company maintained full staffing to service its' customers as it simultaneously began its exit from the traditional plastic grocery carryout bag product line which further increased cost of goods.

         Selling, general and administrative expenses for the first quarter of Fiscal 1998 was $1,622,506 compared to $1,633,555 in the first quarter of Fiscal 1997. The decrease is primarily related to savings in connection with the Company's exiting the traditional plastic grocery carryout bag product line.

         Interest expense for the first quarter of Fiscal 1998 was $299,530 compared to $288,479 for the first quarter of Fiscal 1997. The increase reflects greater borrowing activity for debt related to equipment acquisitions and working capital requirements.

         The Company incurred a net loss of $1,803,097 for the first quarter of Fiscal 1998 compared to a net loss of $972,970 for the first quarter of Fiscal 1997. The net loss was due primarily to increased cost of goods sold caused in significant part by the decision to exit the traditional plastic grocery carryout bag product line coupled with decreases in the volume of production. The net loss of $1,803,097 included a non-cash charge for depreciation and amortization of $692,956.

         Based upon the Company's current operating plan and assuming receipt of at least $2 million in financing in the second fiscal quarter, management expects that the Company will be profitable in Fiscal 1998.

         Operating profits (loss) for the various business segments are as follows:

                                              Fiscal 1998      Fiscal 1997
                                              -----------      -----------

Proprietary, traditional and film products   ($1,053,971)      (166,417)

RC America, Inc.                                  23,226        (21,402)

BPI Packaging, Inc.                                    0              0

Market Media, Inc.                              (142,647)      (141,742)

Unallocated corporate overhead                  (342,365)      (357,314)
                                             -----------    -----------

Operating (loss) profit                       (1,515,757)      (686,875)

Interest expense, net                           (287,340)      (286,095)
                                             -----------    -----------

Net (loss) income                            ($1,803,097)   ($  972,970)
                                             ===========    ===========


Liquidity and Capital Resources

         Loans

         The Company has an $8,000,000 revolving line of credit secured by accounts receivable and inventory. Borrowings under the line of credit are subject to 85% of qualifying accounts receivable and 40% of qualifying inventories, less the aggregate amount utilized under all commercial and standby letters of credit and bank acceptances. The line of credit bears interest at 2.0% above the variable interest rate quoted by Norwest Bank of Minnesota with a minimum rate of 8% (10.75% at May 30, 1997), and provides for a 1/2 of 1% unused line fee. The credit line is for 5 years and is subject to renewal annually (November). At May 30, 1997, the balance under the line of credit was $3,576,379 which was the maximum available under the lending formula. The line of credit includes certain fnancial covenants that the Company must maintain to avoid a default, including current ratio, debt to equity ratio, maintaining a net worth of $14 million, limitation on capital spending, and profitability. At May 30, 1997 the Company was in default under the financial covenants. The lender waived these conditions of default at May 30, 1997. One of the conditions to the waiver is that the interest rate charged on the line be increased to 3% above the variable interest rate quoted by Norwest Bank of Minnesota.

         Equipment and Lease Financing

         From March 1994 through May 1997, the Company acquired through purchase or lease approximately $19.7 million in additional equipment to increase manufacturing capacity and efficiency and to expand the Company's product line. The equipment was financed from the sale of equity securities and from equipment lease financing and bank loans.

         The Company currently has outstanding commitments to purchase an additional $275,000 in machinery and equipment. The Company expects to purchase and install this equipment during the fiscal year ending February 28, 1998. Management intends to finance the purchase of the new equipment primarily through equipment lease financing. No assurance can be given that the Company will be able to obtain new equipment financing through banks or equipment lessors.

         Capital leases contain provisions that give the lessor the right to accelerate lease payments in the event of default. All the capital leases are in default as a result of being past due. If the lessors exercised their right of acceleration, the long-term capital lease obligations in the amount of $3,167,870, would become current liabilities. Management believes that any lease defaults can be corrected upon the completion of the financing.

         Cash Flow

         During the first quarter of Fiscal 1998, the Company generated $692,956 from depreciation and amortization, $1,952,755 from a reduction in inventories, $82,722 from a reduction of prepaid expenses, and $632,999 from an increase in accounts payable. Cash was used to finance an increase in accounts receivable - trade of $669,248, a decrease in accrued expenses of $71,622 and certain other less significant requirements of $79,699. The Company also used funds to reduce its borrowings under the revolving line of credit by $157,098, and for principal payments on capital lease obligations of $618,593. At May 30, 1997, stockholders' equity was $9,745,868, as compared to $22,084,274 at May 24, 1996. The Company's current ratio decreased from 0.95:1 at May 24, 1996 to 0.47:1 at May 30, 1997 due principally to increases in accounts payable. The net book value of property and equipment decreased from $24,506,626 at May 26, 1996 to $19,185,504 at May 30, 1997, primarily as a result of write-offs at the end of Fiscal 1997 related to exiting the traditional plastic grocery carryout bag product line.

         To date, the Company has generated cash flows from income, including depreciation, financing activities, including sales of equity securities, lines of credit, term loan facilities, equipment leasing arrangements and loans from raw material suppliers. The Company is presently negotiating a $2.0 to $5.0 million debt and/or equity financing to increase general working capital and provide funds for deposits on equipment. While management has commitments for part of the financing, management has been unable to complete the financing to date in Fiscal 1998. As a result, certain lease obligations and trade credit balances are past due.

         If the $2.0 to $5.0 million financing is not completed, management believes that the working capital ratio of 0.47:1 at May 30, 1997 is too low for efficient operations. The low working capital ratio has resulted in cash flow discontinuities in the first quarter of Fiscal 1998 which impacted operating efficiency and increased costs and has resulted in defaults on certain leases and caused certain trade accounts payable to be past due. Management believes that any lease defaults can be corrected upon the completion of the proposed $2.0 to $5.0 million financing.

         Management believes that the completion of the $2.0 - $5.0 million financing together with the current revolving line of credit and anticipated cash flow should be sufficient to fund the Company's current operations. Furthermore, these anticipated improvements in the Company's cash flow resources may enable similar improvements in the current ratio and in working capital. Management also believes that upon the completion of the financing, fixed asset or lease financing will be available at competitive rates from banks and leasing companies to finance a substantial part of the planned $0.5 million to $3.5 million increase in capacity at the Dighton facility during Fiscal 1998. No assurance can be given that additional financings will be successfully completed or that such financing will be available or, if available, will be on terms favorable to the Company.

Loan to Officers

         At May 30, 1997 and February 28, 1997, an officer of the Company owed $510,648 and $479,797 to the Company, respectively. The increase represents current travel advances that have not yet been offset by expense reports. The officer has agreed to apply any bonus payments made to him under the Company's executive bonus plan to reduce the amounts outstanding under the loan.

RC America, Inc.

         On April 23, 1997, the Company issued 2,640 shares of Common Stock to Ronald Caulfield as a part of the February 26, 1994 purchase agreement providing for the issuance of up to an additional 100,000 shares of the Company's Common Stock over a five year period based on RC America, Inc. attaining certain levels of pre-tax earnings. The Agreement also contains demand and piggy-back registration rights for the shares.

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


Item 2.      Changes in Securities.                                    None

Item 3.      Defaults Upon Senior Securities.                          None

Item 4.      Submission of Matters to a Vote of Security Holders.      None

Item 5.      Other Information.                                        None

Item 6.      Exhibits and Reports on Form 8-K.                         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BPI PACKAGING TECHNOLOGIES, INC.



         Date: July 18, 1997        By:/s/ Dennis N. Caulfield
                                    Dennis N. Caulfield, Chairman and
                                    Chief Executive Officer

         Date: July 18, 1997         By/s/ Paul J. DeCristofaro
                                    Paul J. DeCristofaro, Chief Financial
                                    Officer