Form 10-Q
period 1997-08-29
BPI PACKAGING TECHNOLOGIES INC
filed 1997-10-22
CIK 866751

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


    For Quarterly Period Ended                       Commission File Number
          August 29, 1997                                    1-10648


                        BPI Packaging Technologies, Inc.
             (Exact name of Registrant as specified in its Charter)


              Delaware                                      04-2997486
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

                  Yes          X                                       No

As of August 29, 1997, there were issued and outstanding 15,775,270 shares of Common Stock.

BPI PACKAGING TECHNOLOGIES, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                         ---------

Item 1.       Financial Statements (Unaudited)

              Balance Sheets - August 29, 1997 and February 28, 1997....... 1-2

              Statements of Operations - Three/Six Months Ended
                 August 29, 1997 and August 23, 1996..................... 3A-3B

              Statements of Cash Flows - Six Months Ended
                 August 29, 1997 and August 23, 1996.......................  4

              Notes to Financial Statements - August 29, 1997..............  5

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................  8

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings............................................  15

Item 2.       Changes in Securities........................................  15

Item 3.       Default Upon Senior Securities...............................  15

Item 4.       Submission of Matters to a Note of Security Holders..........  15

Item 5.       Other Information............................................  15

Item 6.       Exhibits and Reports on Form 8-K.............................  15

SIGNATURES.................................................................  16

Part I.   Financial Information

Item I.   Financial Statements


                                                  BPI Packaging Technologies, Inc.

                                                     Consolidated Balance Sheet

                                                               Assets


                                                                        August 29,               February 28,
                                                                           1997                      1997
                                                                  -----------------------    ----------------------
                                                                                     (unaudited)
Current assets
    Cash                                                                        $974,826                   $58,134
    Accounts receivable, net                                                   1,822,958                 2,093,760
    Inventories                                                                1,849,108                 4,534,453
    Prepaid expenses and other assets                                          1,245,636                 1,387,824
                                                                  -----------------------    ----------------------
          Total current assets                                                 5,892,528                 8,074,171
                                                                  -----------------------    ----------------------

Property and equipment, net                                                   18,536,070                19,803,337
                                                                  -----------------------    ----------------------

Deposits - leases and equipment purchases                                        152,180                   128,461
Loans to officers                                                                531,859                   479,797
Other assets                                                                     683,165                   761,465
                                                                  -----------------------    ----------------------
                                                                               1,367,204                 1,369,723
                                                                  -----------------------    ----------------------

                                                                             $25,795,802               $29,247,231
                                                                  =======================    ======================



                                             The accompanying notes are an integral part
                                             of these consolidated financial statements.

                                                                  1

                                                  BPI Packaging Technologies, Inc.

                                                     Consolidated Balance Sheet

                                                Liabilities and Stockholders' Equity



                                                                        August 29,               February 28,
                                                                           1997                      1997
                                                                  -----------------------    ----------------------
                                                                                     (unaudited)
Current liabilities
    Revolving line of credit                                                  $1,790,341                $3,733,477
    Capital lease obligations due within one year                              2,132,496                 2,109,718
    Accounts payable                                                           8,865,026                 7,090,283
    Other accrued expenses                                                       739,544                   959,837
                                                                  -----------------------    ----------------------
          Total current liabilities                                           13,527,407                13,893,315
                                                                  -----------------------    ----------------------

Capital lease obligations-long-term portion                                    2,730,665                 3,809,241
                                                                  -----------------------    ----------------------

Stockholders' Equity
    Series B convertible preferred stock, $.01 par value                       1,466,954                 1,466,954
    Series A convertible preferred stock, $.01 par value                       1,184,384                 1,213,584
    Common stock, $.01 par value; shares authorized -
      30,000,000; shares issued and outstanding - 15,775,270 at
      August 29, 1997 and 14,074,428 at February 28, 1997                        157,753                   140,745
    Capital in excess of par value                                            39,841,996                38,134,612
    Accumulated deficit                                                      (33,113,357)              (29,411,220)
                                                                  -----------------------    ----------------------
                                                                               9,537,730                11,544,675
                                                                  -----------------------    ----------------------

Commitments and contingencies

                                                                             $25,795,802               $29,247,231
                                                                  =======================    ======================




                                             The accompanying notes are an integral part
                                             of these consolidated financial statements.

                                                                  2

                                                  BPI Packaging Technologies, Inc.

                                                Consolidated Statement of Operations



                                                        ----------------Three Months Ended --------------
                                                             August 29,                 August 23,
                                                                1997                       1996
                                                        ----------------------    -----------------------
                                                                          (unaudited)

Net sales                                                          $4,194,359                 $9,315,341
Cost of goods sold                                                  4,387,141                  8,732,170
                                                        ----------------------    -----------------------
  Gross (loss) profit                                                (192,782)                   583,171
                                                        ----------------------    -----------------------

Operating expenses
  Selling, general and administrative                               1,505,682                  2,049,715
                                                        ----------------------    -----------------------
                                                                    1,505,682                  2,049,715
                                                        ----------------------    -----------------------

    Loss from operations                                           (1,698,464)                (1,466,544)
                                                        ----------------------    -----------------------

Other income (expense):
  Interest expense                                                   (215,285)                  (279,488)
  Interest income                                                      14,709                        967
                                                        ----------------------    -----------------------
                                                                     (200,576)                  (278,521)
                                                        ----------------------    -----------------------

Net loss                                                          ($1,899,040)               ($1,745,065)
                                                        ======================    =======================



Earnings per common share
  Loss per share                                                       ($0.13)                    ($0.14)
  Weighted average common shares outstanding                       14,102,949                 12,227,599



                                             The accompanying notes are an integral part
                                             of these consolidated financial statements.

                                                                  3A

                                                  BPI Packaging Technologies, Inc.

                                                Consolidated Statement of Operations



                                                        -----------------Six Months Ended----------------
                                                             August 29,                 August 23,
                                                                1997                       1996
                                                        ----------------------    -----------------------
                                                                          (unaudited)

Net sales                                                         $11,206,504                $15,830,074
Cost of goods sold                                                 11,292,536                 14,300,224
                                                        ----------------------    -----------------------
  Gross (loss) profit                                                 (86,032)                 1,529,850
                                                        ----------------------    -----------------------

Operating expenses
  Selling, general and administrative                               3,128,189                  3,683,269
                                                        ----------------------    -----------------------
                                                                    3,128,189                  3,683,269
                                                        ----------------------    -----------------------

    Loss from operations                                           (3,214,221)                (2,153,419)
                                                        ----------------------    -----------------------

Other income (expense):
  Interest expense                                                   (514,815)                  (567,967)
  Interest income                                                      26,899                      3,351
                                                        ----------------------    -----------------------
                                                                     (487,916)                  (564,616)
                                                        ----------------------    -----------------------

Net loss                                                          ($3,702,137)               ($2,718,035)
                                                        ======================    =======================



Earnings per common share:
  Loss per share                                                       ($0.26)                    ($0.22)
  Weighted average common shares outstanding                       14,099,733                 12,210,271



                                             The accompanying notes are an integral part
                                             of these consolidated financial statements.

                                                                  3B

                                                  BPI Packaging Technologies, Inc.

                                                Consolidated Statement of Cash Flows




                                                                         -----------------Six Months Ended-----------------
                                                                               August 29,                August 23,
                                                                                  1997                      1996
                                                                         ------------------------  ------------------------
                                                                                             (unaudited)
Cash flows from operating activities:
  Net loss                                                                           ($3,702,137)              ($2,718,035)
                                                                         ------------------------  ------------------------

  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                                    1,421,893                 1,646,860
      Decrease (increase) in accounts receivable - trade                                 270,800                  (669,260)
      Decrease (increase) in inventories                                               2,685,345                   (17,378)
      Decrease (increase) in prepaid expenses and other current assets                   142,189                  (178,180)
      Increase in accounts payable                                                     1,774,744                 1,100,253
      Decrease in other accrued expenses                                                (220,293)                  (96,916)
                                                                         ------------------------  ------------------------
          Total adjustments                                                            6,074,678                 1,785,379
                                                                         ------------------------  ------------------------
              Net cash provided by (used in) operating activities                      2,372,541                  (932,656)
                                                                         ------------------------  ------------------------

Cash flows from investing activities:
    Additions to property and equipment                                                 (136,947)                 (856,533)
    Cost of patents                                                                            0                   (33,360)
   (Increase) decrease in deposits, net                                                  (23,719)                   43,017
   (Increase) decrease in advance to officers                                            (52,062)                   11,425
    Decrease  (increase) in other assets, net                                             64,911                   (82,165)
                                                                         ------------------------  ------------------------
              Net cash used in investing activities                                     (147,817)                 (917,616)
                                                                         ------------------------  ------------------------

Cash flows from financing activities:
    Net payments under note payable - bank                                                     0                  (485,614)
    Net payments on revolving line of credit                                          (1,943,136)                        0
    Principal payments on capital lease obligations                                   (1,055,798)                 (944,222)
    Net proceeds from sales of stock and exercise of warrants                          1,690,902                 3,286,919
                                                                         ------------------------  ------------------------
              Net cash (used in) provided by financing activities                     (1,308,032)                1,857,083
                                                                         ------------------------  ------------------------

Net (decrease) increase in cash                                                          870,942                     6,811
Cash at beginning of period                                                               58,134                   109,093
                                                                         ------------------------  ------------------------
Cash at end of period                                                                   $974,826                  $115,904
                                                                         ========================  ========================




                                             The accompanying notes are an integral part
                                             of these consolidated financial statements.


                                                                  4

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

         In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the six month period ended August 29, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1998.

         For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for BPI Packaging Technologies, Inc. (the "Company") for the year ended February 28, 1997.

Note 2. Going Concern and Management's Plan

         As shown in the accompanying consolidated financial statements, the Company has suffered recurring net losses, has recorded a gross loss for the six months ended August 29, 1997 and has working capital and operating cash flow deficiencies. Further, as discussed in Note 6, the Company's revolving credit facility is renewable annually. While covenant violations have been waived as of August 29, 1997, no assurances can be given that the lender will renew the line on November 25, 1997. Furthermore, significant trade credit balances are past due at the balance sheet date, including amounts due to certain lessors for building and equipment leases.

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

         The Company is implementing its plan to exit the production of its traditional T-shirt bag product lines during Fiscal 1998. The Company is shifting its production to principally proprietary bag and plastic film product lines which have higher profit margins. In the second quarter of Fiscal 1998, the Company received gross proceeds from the sale of Common Stock of $1,690,902. In the third quarter of Fiscal 1998 through October 22, 1997, the Company received additional gross proceeds from the sale of Common Stock of $1,375,800.12. The total gross proceeds from the sale of Common Stock in the second and third quarters was $3,066,702.12. The proceeds were used to pay past due amounts owed on capital leases, operating leases, and real estate leases.

         Management believes that the completion of the equity financing in the second and third quarters, together with the current revolving line of credit and anticipated cash flow, should be sufficient to fund the Company's current operations. However, management intends to further increase its liquidity in the third and fourth quarters of Fiscal 1998 through debt or equity financing with long-term institutional investors subject to financial market conditions.

         Management expects that the Company will have improved operating results in the third and fourth quarters because of sales increases and adequate working capital. Management believes that the going concern issues which were present in the first six months of Fiscal 1998 have been addressed.

Note 3: Earnings Per Share

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

Note 4: Accounts Receivable

         Accounts receivable, net consists of the following:

                                                  August 29,        February 28,
                                                     1997               1997
                                                -------------       ------------
Accounts receivable                              $ 1,987,184        $ 2,268,760
Allowance for doubtful accounts                      (89,226)          (100,000)
Allowance for credits                                (75,000)           (75,000)
                                                 -----------        -----------
                                                 $ 1,822,958        $ 2,093,760
                                                 ===========        ===========

Note 5: Inventories

         Inventories consist of the following:

                                                  August 29,        February 28,
                                                     1997               1997
                                                -------------       ------------
Raw materials                                    $  478,942          $1,020,902
Finished goods                                    1,370,166           3,513,551
                                                 ----------          ----------
                                                 $1,849,108          $4,534,453
                                                 ==========          ==========

Note 6: Loans

         The Company has an $ 8,000,000 revolving line of credit secured by accounts receivable and inventory and all other assets except for equipment. Availability of borrowings under the line of credit is determined by calculation of the borrowing base, as specifically defined in the loan and security agreement, but generally means 80% of qualifying accounts receivable and 35% of eligible inventories, less the aggregate amount of all outstanding commercial and standby letters of credit. The line of credit bears interest at 5.0% above the variable interest rate quoted by Norwest Bank of Minnesota with a minimum rate of 8.0% (11.5% at August 29, 1997) and provides for a 1/2 of 1% unused line fee. The credit line is for 5 years and is subject to renewal annually. At August 29, 1997, the balance under the line of credit is $1,790,341 which is the maximum available. The line of credit includes certain financial covenants that the Company must maintain to avoid a default including current ratio, debt to equity, maintaining a net worth of $ 14 million, limitation on capital spending, and profitability. At August 29, 1997 the financial covenants were not met. The lender waived all conditions of default at August 29, 1997.

Note 7: Consolidated Statement of Changes in Stockholders' Equity for the three months ended August 29, 1997

                                                  BPI Packaging Technologies, Inc.

                                      Consolidated Statement of Changes in Stockholders' Equity
                                              For The Six Months Ended August 29, 1997

                                                              Series A           Series B
                                                             Convertible        Convertible
                                         Common Stock      Preferred Stock    Preferred Stock   Capital in
                                     ------------------- ------------------ ------------------  Excess of   Accumulated
                                       Shares    Amount   Shares   Amount    Shares   Amount    Par Value     Deficit       Total
                                     ---------- -------- ------- ---------- ------- ---------- ----------- ------------ ------------
Balance at February 28, 1997         14,074,428 $140,745 347,146 $1,213,584 146,695 $1,466,954 $38,134,612 ($29,411,220) $11,544,675
Issuance of common stock based on
 RC America's FY97 results .......        2,640       26                                             4,264                     4,290
Conversion of Series A convertible
 preferred stock to common stock..        7,300       73  (7,300)   (29,200)                        29,127                         0
Sale of common stock pursuant to
 Regulation S and Regulation D
 private placement offerings......    1,690,902   16,909                                         1,673,993                 1,690,902
Net loss for the six months ended
 August 29, 1997 .................                                                                           (3,702,137) (3,702,137)

                                     ========== ======== ======= ========== ======= ========== =========== ============ ============
Balance at August 29, 1997           15,775,270 $157,753 339,846 $1,184,384 146,695 $1,466,954 $39,841,996 ($33,113,357)  $9,537,730
                                     ========== ======== ======= ========== ======= ========== =========== ============ ============


Note 8:    RC America, Inc.

         In April, 1997, the Company issued 2,640 shares to Ronald Caulfield as part of the February 26, 1994 agreement providing for the issuance of up to an additional 100,000 shares of the Company's Common Stock over a five year period based on RC America, Inc. attaining certain levels of pre-tax earnings. The Agreement also contains demand and piggy-back registration rights for the shares.

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

Results of Operations

          Second Quarter of Fiscal Year 1998 Compared to Second Quarter
                               of Fiscal Year 1997

         For the second quarter of Fiscal 1998, ended August 29, 1997, the Company had sales totaling $4,194,359 as compared to sales of $9,315,341 for the second quarter of Fiscal 1997, ended August 23, 1996, a decrease of 55% as a result of the Company's previously announced decision to discontinue the traditional plastic carryout bags and MAXI-SACTM product lines.

         Sales of the Company's core bag and film business (traditional plastic grocery carryout bags and proprietary plastic carryout bags of "T-shirt sack" design and plastic film products) totaled $3,931,020 in the second quarter of Fiscal 1998 as compared to sales totaling $7,821,906 in the second quarter of Fiscal 1997, a decrease of 49.7%.

         Sales of the Company's proprietary bag products (FRESH-SAC(R) T-shirt sack produce bag, HANDI-SACTM) and film products were $2,831,759 in the second quarter of Fiscal 1998 compared to sales of $2,810,394 in the second quarter of Fiscal 1997, an increase of 0.8%. Management expects that sales of proprietary bag and film products will increase significantly in Fiscal 1998 and that the 0.8% increase in the second quarter, in the opinion of management, is not indicative of the trend for the second half of the fiscal year. Sales of traditional products (including MAXI-SACTM, which has been discontinued) were $1,099,451 in the second quarter of Fiscal 1998 compared to sales of $5,011,519 (including MAXI-SACTM) in the second quarter of Fiscal 1997, a decrease of 78%, in line with the Company's decision to discontinue these product lines.

         Sales from RC America, Inc. were $282,509 in the second quarter of Fiscal 1998 compared to sales of $1,434,916 in the second quarter of Fiscal 1997, a decrease of 80.3%.

RC America's sales may fluctuate significantly from quarter to quarter due to the nature of its business and the timing of transactions. RC America's growth is being materially and negatively impacted by present operating constraints, which require RC America to sell any inventory before it is purchased. In order to increase sales, RC America is planning to become independently capitalized and the Company has made the decision not to further increase its investment in this market segment. RC America's management is exploring both private and public financing alternatives and the Company has indicated that it will consider remaining as a minority investor in any newly capitalized independent RC America.

         Cost of goods sold for the second quarter of Fiscal 1998 was $4,387,141 compared to $8,732,170 in the second quarter of Fiscal 1997. Cost of goods sold as a percentage of sales was 105% for the second quarter of Fiscal 1998, compared to 94% for the second quarter of Fiscal 1997. The increase in cost of goods sold as a percentage of sales was due to an increase in manufacturing and material costs relative to the selling prices of the Company's products. Manufacturing costs included in costs of goods sold increased as a percentage of sales principally as a result of lower production and under absorbed labor and overhead of $245,926 compared to production in excess of inventory reduction and over absorbed labor and overhead of ($524,703) in the prior year. The under absorbed labor and overhead was primarily caused by inadequate working capital in the second quarter. Working capital increased during the quarter but the increase did not occur until the end of the quarter.

         Selling, general and administrative expenses for the second quarter of Fiscal 1998 was $1,505,682 compared to $2,049,715 in the second quarter of Fiscal 1997.

         Net Interest expense for the second quarter of Fiscal 1998 was $200,576 compared to $278,521 for the second quarter of Fiscal 1997. The decrease reflects reduced borrowing activity under the Company's revolving line of credit as sales decreased.

         The Company incurred a net loss of $1,899,040 for the second quarter of Fiscal 1998 compared to a net loss of $1,745,065 for the second quarter of Fiscal 1997. The net loss was due primarily to increased cost of goods sold caused in significant part by the decision to exit the traditional T-shirt plastic carryout bag product line coupled with decreases in the volume of production and inadequate working capital. The net loss of $1,899,040 included a non-cash charge for depreciation and amortization of $724,647 compared to $823,480 in the previous year.

         Operating profits (loss) for the various business segments are as follows:

                                 Second Quarter

                                                    Fiscal 1998     Fiscal 1997
                                                    -----------     -----------

Proprietary, traditional and film products          ($1,491,492)    ($  985,446)

RC America, Inc.                                         57,875        (162,290)

Market Media, Inc.                                      (75,957)       (171,482)

Unallocated corporate overhead                         (188,890)       (471,906)
                                                    -----------     -----------

Operating (loss) profit                              (1,698,464)     (1,466,544)

Interest expense, net                                  (200,576)       (278,521)
                                                    -----------     -----------

Net (loss) income                                   ($1,899,040)    ($1,745,065)
                                                    ===========     ===========


First Six Months of Fiscal Year 1998 Compared to First Six Months of Fiscal Year 1997

         For the first six months of Fiscal 1998, ended August 29, 1997, the Company had sales totaling $11,206,504 as compared to sales of $15,830,074 for the first six months ended August 23, 1996, a decrease of 29%, as a result of the Company's previously announced decision to discontinue the traditional plastic grocery carryout bag and MAXI-SACTM product lines.

         Sales of the Company's core bag and film business (traditional plastic grocery carryout bags of "T-shirt sack" design and plastic film products) totaled $10,291,235 for the first six months of Fiscal 1998 as compared to sales of $13,968,932 for the six months of Fiscal 1997, a decrease of 26.4%.

         Sales of the Company's proprietary carryout T-shirt bag products (FRESH-SAC(R) T-shirt produce bag and HANDI-SAC(TM) ) were $3,882,642 in the first six months of Fiscal 1998 compared to sales of $3,395,970 in the first six months of Fiscal 1997, an increase of 14.3%. Sales of the traditional grocery carryout T-shirt bags decreased from $8,954,597 (including MAXI-SAC(TM)) in the first six months of Fiscal 1997 to $4,582,551 (including MAXI-SAC(TM)) in the first six months of Fiscal 1998, a decrease of 48.8%. The sales decrease is directly related to the decision to exit the traditional plastic grocery carryout bag and MAXI-SACTM product lines. Sales of proprietary and other plastic film products for the first six months of Fiscal 1998 were $1,826,044 compared to sales of $1,618,360 in the first six months of Fiscal 1997, an increase of

12.8%. RC America, Inc., sales for the first six months of Fiscal 1998 were $934,270 compared to $1,802,623 in the first six months of Fiscal 1997. RC America, Inc's., sales may fluctuate significantly from quarter to quarter due to the nature of its business.

         Cost of goods sold for the first six months of Fiscal 1998 was $11,292,536 compared to $14,300,224 in the previous year. Cost of goods sold as a percentage of sales was 101% for the first six months of Fiscal 1998, compared to 90% for the first six months of Fiscal 1997. The increase in cost of goods sold as a percentage of sales was due primarily to an increase in material costs relative to the selling prices of the Company's products, inadequate working capital and production being less than sales, resulting in under absorption of manufacturing overhead.

         In the second half of Fiscal 1998, manufacturing productivity is expected to increase and it is expected that proprietary bag and film sales will increase as a percentage of sales. The impact of both of these expected trends will be to reduce the cost of goods sold as a percentage of sales and increase gross profits.

         Selling, general and administrative expense for the first six months of Fiscal 1998 was $3,128,189, or 27.9% of sales, compared to $3,683,269, or 23% of sales for the first six months of Fiscal 1997. The decrease is primarily related to decreased shipments (freight and related expenses are included in SG&A), and decreases in sales and administration expense related to the decision to exit the traditional plastic grocery carryout bag business.

         Net Interest expense for the first six months of Fiscal 1998 was $487,916 compared to $564,616 for the first six months of the previous year.

         A net loss of $3,702,137 for the first six months of Fiscal 1998 compared to a net loss of $2,718,035 for the first six months of Fiscal 1997. The increase in net loss was caused primarily by the decrease in gross profit. (The non-cash expense of depreciation was $1,417,603 in the first six months of Fiscal 1998 compared to $1,646,860 in the first six months of Fiscal 1997).

         Operating profits (loss) for the various business segments are as follows:

                                   Six Months

                                                    Fiscal 1998     Fiscal 1997
                                                    -----------     -----------

Proprietary, traditional and film products          ($2,261,338)    ($1,198,851)

RC America, Inc.                                         81,100        (140,888)

Market Media, Inc.                                     (218,604)       (313,224)

Unallocated corporate overhead                         (815,379)       (782,232)
                                                    -----------     -----------

Operating (loss) profit                              (3,214,221)     (2,153,419)

Interest expense, net                                  (487,916)       (564,616)
                                                    -----------     -----------

Net (loss)                                          ($3,702,137)    ($2,718,035)
                                                    ===========     ===========

Liquidity and Capital Resources

         Loans

         The Company has an $8,000,000 revolving line of credit secured by accounts receivable and inventory. Borrowings under the line of credit are subject to 80% of qualifying accounts receivable and 35% of qualifying inventories, less the aggregate amount utilized under all commercial and standby letters of credit and bank acceptances. The line of credit bears interest at 5.0% above the variable interest rate quoted by Norwest Bank of Minnesota with a minimum rate of 8% (11.0% at August 29, 1997), and provides for a 1/2 of 1% unused line fee. The credit line is for 5 years and is subject to renewal annually (November). At August 29, 1997, the balance under the line of credit was $1,790,341 which was the maximum available under the lending formula. The line of credit includes certain financial covenants that the Company must maintain to avoid a default, including current ratio, debt to equity ratio, maintaining a net worth of $14 million, limitation on capital spending, and profitability. At August 29, 1997 the Company was in default under the financial covenants. The lender waived these conditions of default at August 29, 1997 by amending the loan and security agreement.

         Sales of Securities

         In the second quarter of Fiscal 1998, the Company received gross proceeds from the sale of Common Stock of $1,690,902. In the third quarter of Fiscal 1998 through October 22, 1997, the Company received additional gross proceeds from the sale of Common Stock of $1,375,800.12. The total gross proceeds from the sale of Common Stock in the second and third quarters was $3,066,702.12. The Company intends to place additional equity and/or debt with institutional investors, subject to market conditions, in the third and fourth quarters of Fiscal 1998 to further strengthen the balance sheet.

         Equipment and Lease Financing

         From March 1994 through August 1998, the Company acquired through purchase or lease approximately $19.7 million in additional equipment to increase manufacturing capacity and efficiency and to expand the Company's product line. The equipment was financed from the sale of equity securities and from equipment lease financing and bank loans.

         The Company currently has outstanding commitments to purchase an additional $275,000 in machinery and equipment. The Company expects to purchase and install this equipment during the third quarter of Fiscal 1998. The Company intends to purchase an additional $3.0 million in capital equipment in the fourth quarter of Fiscal 1998, subject to appropriate contracts and the availability of lease financing.

         Capital leases contain provisions that give the lessor the right to accelerate lease payments in the event of default. All capital leases were in default at the end of the second quarter of Fiscal 1998. Subsequent to the end of the second quarter of Fiscal 1998, the Company paid substantially all past due amounts on its capital leases, operating leases and real-estate leases.

Cash Flow

         During  the first six  months of Fiscal  1998,  the  Company  generated
$1,421,893 from depreciation and amortization, $270,800 from reduction in accounts receivable trade; $2,685,345 from reduction in inventory levels; $1,774,744 from an increase in accounts payable and $142,189 from reduction in prepaid taxes and other current assets. The Company also received net proceeds of $1,690,902 from the sale of Common Stock.

         The Company used $136,947 of cash to purchase equipment and for plant improvements; an additional $1,055,798 of cash was used to make principal payments on capital leases, operating lease and real-estate lease obligations and $1,943,131 of cash was used to reduce the revolving line of credit. At August 29, 1997, stockholders' equity was $9,491,980 as compared to $20,342,954 at August 23, 1997. The Company's current ratio decreased from 0.76:1 at August 23, 1996 to 0.43:1 at August 29, 1997.

         To date, the Company has generated cash flows from income, including depreciation, financing activities, including sales of equity securities, lines of credit, term loan facilities, equipment leasing arrangements and loans from raw material suppliers.

         Management believes that the completion of the equity financing in the second and third quarters, together with the current revolving line of credit and anticipated cash flow, should be sufficient to fund the Company's current operations. However, management intends to further increase its liquidity through debt or equity financing in the third and fourth quarters, subject to market conditions. These anticipated improvements in the Company's cash flow resources may enable similar improvements in the current ratio and in working capital. Management also believes that upon the completion of the anticipated financing, fixed asset or lease financing will be available at competitive rates from banks and leasing companies to finance a substantial part of the planned $3.0 million (subject to appropriate contracts) increase in capacity at the Dighton facility during the fourth quarter of Fiscal 1998. No assurance can be given that additional financings will be successfully completed or that such financing will be available or, if available, will be on terms favorable to the Company.

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

                                     PART II

                                OTHER INFORMATION



Item 1.           Legal Proceedings

         On December 4, 1995, Mobil Oil Corporation ("Mobil") filed suit against the Company in the U.S. District Court for the District of Delaware, Civil Action No. 95-737. Mobil also named Inteplast Corporation and Integrated Bagging Systems Corporation as defendants in this matter. Mobil has alleged that the Company has infringed on Mobil's rights under U.S. Patent No. Re. 34,019 (the "Patent"), regarding the manufacture of plastic carrying bags know as "T-shirt bags." Subsequently, the Company filed a counter claim against Mobil for patent infringement. In December 1996, Mobil and the Company settled this patent litigation by mutual agreement.

         The Company is involved in pending commercial legal proceedings that the Company does not consider to be material except for a suit in the approximate amount $1.3 million by Lyondell Petrochemical Company, a former raw material supplier. In this litigation, the Company has filed counter claims against the supplier for violation of the anti-trust laws.

Item 2.    Changes in Securities                                        None

Item 3.    Defaults Upon Senior Securities                              None

Item 4.    Submission of Matters to a Vote of Security Holders          None

Item 5.    Other Information                                            None

Item 6.    Exhibits and Reports on Form 8-K                             None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BPI PACKAGING TECHNOLOGIES, INC.



         Date: October 22, 1997    By /s/ Dennis N. Caulfield
                                     Dennis N. Caulfield, Chairman and
                                     Chief Executive Officer

         Date: October 22, 1997    By /s/ Paul J. DeCristofaro
                                      Paul J. DeCristofaro, Chief Financial
                                      Officer