Form 10-Q
period 1997-11-28
BPI PACKAGING TECHNOLOGIES INC
filed 1998-01-26
CIK 866751

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


              For Quarterly Period Ended     Commission File Number
                   November 28, 1997                 1-10648


                        BPI Packaging Technologies, Inc.
             (Exact name of Registrant as specified in its Charter)


                     Delaware                         04-2997486
          (State of Other Jurisdiction of          (I.R.S. Employer
        Incorporation or Organization)           Identification Number)


                455 Somerset Avenue, Dighton, Massachusetts       02764
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

                  Yes  X              No

As of November 28, 1997, there were issued and outstanding 17,981,270 shares of Common Stock.

                        BPI PACKAGING TECHNOLOGIES, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          -------

Item 1.       Financial Statements (Unaudited)

              Balance Sheets - November 28, 1997 and February 28, 1997.... 1-2

              Statements of Operations - Three Months Ended
                 November 28, 1997 and November 22, 1996..................   3

              Statements of Operations - Nine Months Ended
                 November 28, 1997 and November 22, 1996..................   4

              Consolidated Statement of Cash Flows - Nine Months Ended
                 November 28, 1997 and November 22, 1996..................   5


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................   9

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings............................................ 15

Item 2.       Changes in Securities........................................ 15

Item 3.       Default Upon Senior Securities............................... 15

Item 4.       Submission of Matters to a Vote of Security Holders.......... 15

Item 5.       Other Information............................................ 15

Item 6.       Exhibits and Reports on Form 8-K............................. 15

SIGNATURES................................................................  16

Part I.      Financial Information

Item I.   Financial Statements


                                        BPI Packaging Technologies, Inc.

                                           Consolidated Balance Sheet

                                                     Assets


                                                                                    November 28,   February 28,
                                                                                        1997            1997
                                                                                   ------------    ------------
                                                                                            (unaudited)

Current assets
    Cash                                                                           $       --      $     58,134
    Accounts receivable, net                                                          1,043,943       2,093,760
    Inventories                                                                       1,975,417       4,534,453
    Prepaid expenses and other assets                                                 1,175,619       1,387,824
                                                                                   ------------    ------------
          Total current assets                                                        4,194,979       8,074,171
                                                                                   ------------    ------------

Property and equipment, net                                                          17,932,528      19,803,337
                                                                                   ------------    ------------

Deposits - leases and equipment purchases                                               166,284         128,461
Loans to officers                                                                       568,142         479,797
Other assets                                                                            655,695         761,465
                                                                                   ------------    ------------
                                                                                      1,390,121       1,369,723
                                                                                   ------------    ------------

                                                                                   $ 23,517,628    $ 29,247,231
                                                                                   ============    ============

            The accompanying notes are an integral part of these consolidated financial statements.







                                        BPI Packaging Technologies, Inc.

                                           Consolidated Balance Sheet

                                      Liabilities and Stockholders' Equity




                                                                                    November 28,   February 28,
                                                                                        1997            1997
                                                                                   ------------    ------------
                                                                                            (unaudited)


Current liabilities
    Cash Overdraft                                                                 $    106,477    $       --
    Revolving line of credit                                                          1,325,854       3,733,477
    Capital lease obligations currently due                                           4,329,684       2,109,718
    Accounts payable                                                                  7,102,921       7,090,283
    Other accrued expenses                                                              787,401         959,837
                                                                                   ------------    ------------
          Total current liabilities                                                  13,652,337      13,893,315
                                                                                   ------------    ------------

Capital lease obligations-long-term portion                                                --         3,809,241
                                                                                   ------------    ------------

Stockholders' Equity
    Series B convertible preferred stock, $.01 par value                              1,466,954       1,466,954
    Series A convertible preferred stock, $.01 par value                              1,184,384       1,213,584
    Common stock, $.01 par value; shares authorized - 30,000,000;  shares issued and outstanding - 17,981,270 at
      November 28, 1997 and 14,074,428 at February 28, 1997                             179,813         140,745
    Capital in excess of par value                                                   42,026,984      38,134,612
    Accumulated deficit                                                             (34,992,844)    (29,411,220)
                                                                                   ------------    ------------
                                                                                      9,865,291      11,544,675
                                                                                   ------------    ------------

Commitments and contingencies

                                                                                   $ 23,517,628    $ 29,247,231
                                                                                   ============    ============




             The accompanying notes are an integral part of these consolidated financial statements.


                        BPI Packaging Technologies, Inc.

                      Consolidated Statement of Operations



                                                  ------Three Months Ended------
                                                   November 28,     November 22,
                                                       1997             1996
                                                  -------------     -----------
                                                           (unaudited)

Net sales                                          $ 2,916,221      $ 8,840,916
Cost of goods sold                                   3,008,028        7,365,285
                                                   -----------      -----------
  Gross (loss) profit                                  (91,807)       1,475,631
                                                   -----------      -----------

Operating expenses
  Selling, general and administrative                1,524,684        1,870,519
                                                   -----------      -----------
                                                     1,524,684        1,870,519
                                                   -----------      -----------

    Loss from operations                            (1,616,491)        (394,888)
                                                   -----------      -----------

Other income (expense):
  Interest expense                                    (278,786)        (258,364)
  Interest income                                       15,790            1,861
                                                   -----------      -----------
                                                      (262,996)        (256,503)
                                                   -----------      -----------

Net loss                                           $(1,879,487)     $  (651,391)
                                                   ===========      ===========



Earnings per common share:
  Loss per share                                   $     (0.12)     $     (0.05)
  Weighted average common shares outstanding        16,066,500       12,475,138



               The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BPI Packaging Technologies, Inc.

                      Consolidated Statement of Operations



                                                 -------Nine Months Ended-------
                                                  November 28,     November 22,
                                                     1997               1996
                                                 -------------     ------------
                                                          (unaudited)

Net sales                                        $ 14,122,724      $ 24,670,990
Cost of goods sold                                 14,300,564        21,665,509
                                                 ------------      ------------
  Gross (loss) profit                                (177,840)        3,005,481
                                                 ------------      ------------

Operating expenses
  Selling, general and administrative               4,652,873         5,553,788
                                                 ------------      ------------
                                                    4,652,873         5,553,788
                                                 ------------      ------------

    Loss from operations                           (4,830,713)       (2,548,307)
                                                 ------------      ------------

Other income (expense):
  Interest expense                                   (793,600)         (826,331)
  Interest income                                      42,689             5,212
                                                 ------------      ------------
                                                     (750,911)         (821,119)
                                                 ------------      ------------

Net loss                                         $ (5,581,624)     $ (3,369,426)
                                                 ============      ============



Earnings per common share:
  Loss per share                                 $      (0.38)     $      (0.27)
  Weighted average common shares outstanding       14,766,797        12,298,560



                     The accompanying notes are an integral
                part of these consolidated financial statements.


                                            BPI Packaging Technologies, Inc.

                                          Consolidated Statement of Cash Flows




                                                                                   --------- Nine Months Ended --------
                                                                                    November 28,           November 22,
                                                                                        1997                   1996
                                                                                   -------------          -------------
                                                                                                (unaudited)

Cash flows from operating activities:
  Net loss                                                                         $(5,581,624)            $(3,369,426)
                                                                                   -----------             -----------

  Adjustments  to  reconcile  net  income  to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                                  2,081,349               2,506,266
      Decrease (increase) in accounts receivable - trade                             1,049,815              (1,484,365)
      Decrease (increase) in inventories                                             2,559,036                (260,022)
      Decrease (increase) in prepaid expenses and other current assets                 212,206                (212,531)
      Increase in accounts payable                                                      12,639               1,833,047
      (Decrease) increase  in other accrued expenses                                  (172,436)                 63,449
                                                                                   -----------             -----------
          Total adjustments                                                          5,742,609               2,445,844
                                                                                   -----------             -----------
              Net cash provided by (used in) operating activities                      160,985                (923,582)
                                                                                   -----------             -----------

Cash flows from investing activities:
    Additions to property and equipment                                               (186,167)             (1,136,196)
    Cost of patents                                                                       --                   (86,795)
   (Increase) decrease in deposits, net                                                (37,823)                 34,722
   (Increase) decrease in advance to officers                                          (88,345)                (11,226)
    Decrease  (increase) in other assets, net                                           85,687                 (20,874)
                                                                                   -----------             -----------
              Net cash used in investing activities                                   (226,648)             (1,220,369)
                                                                                   -----------             -----------

Cash flows from financing activities:
    Net payments under note payable - bank                                                --                   (27,992)
    Net payments on revolving line of credit                                        (2,407,623)                   --
    Principal payments on capital lease obligations                                 (1,589,275)             (1,436,429)
    Net proceeds from sales of stock and exercise of warrants                        3,897,950               4,384,835
                                                                                   -----------             -----------
              Net cash (used in) provided by financing activities                      (98,948)              2,920,414
                                                                                   -----------             -----------

Net (decrease) increase in cash                                                       (164,611)                776,463
Cash at beginning of period                                                             58,134                 109,093
                                                                                   -----------             -----------
Cash  (Overdraft) at end of period                                                 ($  106,477)            $   885,556
                                                                                   ===========             ===========

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

         In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the nine month period ended November 28, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

         For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for BPI Packaging Technologies, Inc. (the "Company") for the year ended February 28, 1997.

Note 2. Going Concern and Management's Plan

         As shown in the accompanying consolidated financial statements, the Company has suffered recurring net losses, has recorded a gross loss for the nine months ended November 28, 1997 and has working capital and operating cash flow deficiencies. Further, as discussed in Note 6, the Company's revolving credit facility is renewable annually. No assurances can be given that the lender will renew the line. Furthermore, significant trade credit balances are past due at the balance sheet date. As of the filing date, January 26, 1998, all capital and operating leases are in default.

         In addition, the Company has incurred certain violations of the covenants on its capital lease obligations which have not been waived by the lessors. As a result, the long-term portion of the capital lease obligations has been reclassified to current liabilities as of November 28, 1997.

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

         The Company is implementing its plan to exit the production of its traditional T-shirt bag product lines during Fiscal 1998. The Company is shifting its production to principally proprietary bag and plastic film product lines which have higher profit margins. In the second quarter of Fiscal 1998, the Company received gross proceeds from the sale of Common Stock of $1,690,902. In the third quarter of Fiscal 1998, the Company received additional gross proceeds from the sale of common stock of $ 2,207,048. The total gross proceeds from the sale of Common Stock in the second and third quarters was $ 3,897,950. In December, 1997, the Company received additional gross proceeds from the sale of Common Stock of $ 968,136.

         Management intends to further increase its liquidity in the third and fourth quarters of Fiscal 1998 through debt or equity financing with long-term institutional investors subject to financial market conditions.

Note 3: Earnings Per Share

         Earnings per share are calculated based upon the weighted average common shares outstanding during the period including dilutive employee stock options, underwriter warrants, Class A and B warrants, using the treasury stock method as applicable, and Series A and B Preferred Stock. Common stock equivalents are not reflected in the calculation in periods in which they would have an anti-dilutive effect.

Note 4: Accounts Receivable

         Accounts receivable, net consists of the following:

                                                  November 28,      February 28,
                                                      1997              1997
                                                 -------------      -----------
Accounts receivable                              $ 1,217,637        $ 2,268,760
Allowance for doubtful accounts                     (100,000)          (100,000)
Allowance for credits                                (75,000)           (75,000)
                                                 -----------        -----------
                                                 $ 1,043,943        $ 2,093,760
                                                 ===========        ===========

Note 5: Inventories

         Inventories consist of the following:

                                                 November 28,       February 28,
                                                     1997                1997
                                                 -----------        -----------
Raw materials                                    $  294,700          $1,020,902
Finished goods                                    1,680,717           3,513,551
                                                 ----------          ----------
                                                 $1,975,417          $4,534,453
                                                 ==========          ==========

Note 6: Loans

         The Company has an $ 8,000,000 revolving line of credit secured by accounts receivable and inventory and all other assets except for equipment. Availability of borrowings under the line of credit is determined by calculation of the borrowing base, as specifically defined in the loan and security agreement, but generally means 80% of qualifying accounts receivable and 35% of eligible inventories, less the aggregate amount of all outstanding commercial and standby letters of credit. The line of credit bears interest at 3.0% above the variable interest rate quoted by Norwest Bank of Minnesota with a minimum rate of 8.0% (13.5% at November 28, 1997) and provides for a 1/2 of 1% unused line fee. The credit line is for 5 years and is subject to renewal annually. At November 28, 1997, the balance under the line of credit is $1,325,854 which is the maximum available. The line of credit includes certain financial covenants that the Company must maintain to avoid a default including current ratio, debt to equity, maintaining a net worth of $ 14 million, limitation on capital spending, and profitability. At November 28, 1997 none of the financial covenants were met.



Note 7: Consolidated Statement of Changes in Stockholders' Equity for the nine months ended November 28, 1997


                                                 BPI Packaging Technologies, Inc.

                                     Consolidated Statement of Changes in Stockholders' Equity
                                            For The Nine Months Ended November 28, 1997

                                                           Series A         Series B
                                                         Convertible       Convertible
                                      Common Stock     Preferred Stock    Preferred Stock   Capital in
                                  ------------------- ------------------ ------------------  Excess of         Accumulated
                                    Shares    Amount  Shares     Amount   Shares   Amount    Par Value     Deficit     Total
                                    ------    ------  ------     ------   ------   ------    ---------     -------     -----

Balance at February 28, 1997      14,074,428 $140,745 347,146 $1,213,584 146,695 $1,466,954 $38,134,612 ($29,411,220) $11,544,675
Issuance of common stock based
 on RC America's FY97 results          2,640       26                                             4,264                     4,290
Conversion of Series A convertible
 preferred stock to common stock       7,300       73  (7,300)   (29,200)                        29,127                         0
Sale of common stock pursuant to
 Regulation S and Regulation D
 private placement offerings       3,896,902   38,969                                         3,858,981                 3,897,950
Net loss for the nine months
 ended November 28, 1997                                                                                  (5,581,624)  (5,581,624)

                                  ========== ======== ======= ========== ======= =========  =========== ============   ==========
Balance at November 28, 1997      17,981,270 $179,813 339,846 $1,184,384 146,695 $1,466,95  $42,026,984 ($34,992,844)  $9,865,291
                                  ========== ======== ======= ========== ======= =========  =========== ============   ==========

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

Results of Operations

         Third Quarter of Fiscal Year 1998 Compared to Third Quarter of Fiscal Year 1997

         The Company has made the decision to change its' fiscal year from year ending February to December 31. To avoid the possibility of any confusion in this discussion, the fiscal year beginning January 1, 1998 will be referred as the Calendar 1998.

         For the third quarter of Fiscal 1998, ended November 28, 1997, the Company had sales totaling $2,916,221 as compared to sales of $8,840,916 for the third quarter of Fiscal 1997, ended November 22, 1996, a decrease of 67% in line with the Company's decision to discontinue the traditional plastic carryout bags and MAXI-SAC(TM) product lines.

         Management expects that sales of proprietary film products will increase significantly in Calendar 1998 and that sales of proprietary film products will begin in the first quarter of Calendar 1998.

         Sales from RC America, Inc. were $25,811 in the third quarter of Fiscal 1998 compared to sales of $79,800 in the third quarter of Fiscal 1997, a decrease of 67.7%. RC America's sales may fluctuate significantly from quarter to quarter due to the nature of its business and the timing of transactions. RC America's management is developing a business plan that will involve the independent capitalization of RC America and could involve a rights offering to the Company's shareholders.

         RC America's growth is being materially and negatively impacted by the present operating constraints, which require RC America to sell any inventory before it is purchased. In order to increase sales, RC America should be independently capitalized and the Company has made the decision not to further increase its investment in this market segment. RC America's management is exploring both private and public financing and the Company has indicated that it will consider remaining as a minority investor in any newly capitalized independent RC America.

         Cost of goods sold for the third quarter of Fiscal 1998 was $3,008,028 compared to $7,365,285 in the third quarter of Fiscal 1997. Cost of goods sold as a percentage of sales was 103% for the third quarter of Fiscal 1998, compared to 83% for the third quarter of Fiscal 1997. Manufacturing costs of goods sold increased as a percentage because the Company has maintained staffing at levels greater than needed for current production in anticipation of the increase in film product sales expected in the first quarter of Calendar 1998.

         Selling, general and administrative expenses for the third quarter of Fiscal 1998 was $1,524,684 compared to $1,870,519 in the third quarter of Fiscal 1997.

         Net Interest expense for the third quarter of Fiscal 1998 was $262,996 compared to $256,503 for the third quarter of Fiscal 1997.

         The Company incurred a net loss of $1,879,487 for the third quarter of Fiscal 1998 compared to a net loss of $651,391 for the third quarter of Fiscal 1997. The net loss was due primarily to increased cost of goods sold caused by low volume and production levels too low for efficient operation. The anticipated increase in proprietary film business in the first quarter of Calendar 1998, will result in efficient levels of operation.. The net loss of $1,879,487 included a non-cash charge for depreciation and amortization of $652,762 compared to $852,961 in the previous year.

         Operating profits (loss) for the various business segments are as follows:

                                  Third Quarter

                                                  Fiscal 1998       Fiscal 1997
                                                  -----------       -----------

Proprietary bag and film products                 ($1,229,377)      $   335,159

RC America, Inc.                                      (85,200)          (42,806)

Market Media, Inc.                                   (131,552)         (187,344)

Unallocated corporate overhead                       (170,362)         (499,897)
                                                  -----------       -----------

Operating (loss) profit                            (1,616,491)         (394,888)

Interest expense, net                                (262,996)         (256,503)
                                                  -----------       -----------

Net (loss) income                                 ($1,879,487)      ($  651,391)
                                                  ===========       ===========


         First Nine Months of Fiscal Year 1998 Compared to First Nine Months of Fiscal Year 1997

         For the first nine months of Fiscal 1998, ended November 28, 1997, the Company had sales totaling $13,162,643 as compared to sales of $28,607,359 for the first nine months ended November 22, 1996, a decrease of 54%, in line with the Company's decision to discontinue the traditional plastic grocery carryout bag and MAXI-SAC(TM) product lines.

         RC America, Inc., sales for the first nine months of Fiscal 1998 were $934,270 compared to $1,802,623 in the first nine months of Fiscal 1997. RC America, Inc's., sales may fluctuate significantly from quarter to quarter due to the nature of its' business.

         Cost of goods sold for the first nine months of Fiscal 1998 was $14,300,564 compared to $21,665,509 in the previous year. Cost of goods sold as a percentage of sales was 101% for the first nine months of Fiscal 1998, compared to 88% for the first nine months of Fiscal 1997. Manufacturing costs of goods sold increased as a percentage because the Company has maintained staffing at levels greater than needed for current production in anticipation of the increase in film product sales expected in the first quarter of Calendar 1998.

         Selling, general and administrative expense for the first nine months of Fiscal 1998 was $4,652,873, or 32.9% of sales, compared to $5,553,788, or 22.5% of sales for the first nine months of Fiscal 1997. The decrease is primarily related to decreased shipments (freight and related expenses are included in SG&A), and decreases in sales and administration expense related to the decision to exit the traditional plastic grocery carryout bag business.

         Net Interest expense for the first nine months of Fiscal 1998 was $750,911 compared to $821,119 for the first nine months of the previous year.


         A net loss of $5,581,624 for the first nine months of Fiscal 1998 compared to a net loss of $3,369,426 for the first nine months of Fiscal 1997. The increase in net loss was caused primarily by the decrease in gross profits resulting from low levels of operation. (The non-cash expense of depreciation was $2,081,349 in the first nine months of Fiscal 1998 compared to $2,506,266 in the first nine months of Fiscal 1997).

         Management expects that the Company will have improved operating results beginning with the anticipated increase in proprietary film product sales in the first quarter of Calendar 1998.

         Operating profits (loss) for the various business segments are as follows:

                                   Nine Months

                                                  Fiscal 1998       Fiscal 1997
                                                  -----------       -----------

Proprietary bag and film products                 ($3,854,421)      ($  810,433)

RC America, Inc.                                       (4,100)           98,082

Market Media, Inc.                                   (350,157)         (500,568)

Unallocated corporate overhead                       (622,035)       (1,335,388)
                                                  -----------       -----------

Operating (loss) profit                            (4,830,713)       (2,548,307)

Interest expense, net                                (750,911)         (821,119)
                                                  -----------       -----------

Net (loss)                                        ($5,581,624)      ($3,369,426)
                                                  ===========       ===========


Liquidity and Capital Resources

         Loans

         The Company has an $8,000,000 revolving line of credit secured by accounts receivable and inventory. Borrowings under the line of credit are subject to 80% of qualifying accounts receivable and 35% of qualifying inventories, less the aggregate amount utilized under all commercial and standby letters of credit and bank acceptances. The line of credit bears interest at 5.0% above the variable interest rate quoted by Norwest Bank of Minnesota with a minimum rate of 8% (11.5% at November 28, 1997), and provides for a 2 of 1% unused line fee. The credit line is for 5 years and is subject to renewal annually in November. At November 28, 1997, the balance under the line of credit was $1,325,854. The line of credit includes certain financial covenants that the Company must maintain to avoid a default, including current ratio, debt to equity ratio, maintaining a net worth of $14 million, limitation on capital spending, and profitability. At November 28, 1997 the Company was in default under the financial covenants. The lender waived these conditions of default at November 28, 1997 by amending the loan and security agreement.

         Sales of Securities

         In the second quarter of Fiscal 1998, the Company received net proceeds from the sale of Common Stock of $1,690,902. In the third quarter of Fiscal 1998 through October 21, 1997, the Company received additional net proceeds from the sale of Common Stock of $2,207,048. The total net proceeds from the sale of Common Stock in the second and third quarters was $3,897,950. The Company received in December net proceeds of $968,136 from the sale of Common Stock bringing the total net proceeds from the sale of Common Stock from July through December 31, 1997 to $4,866,084. The Company intends to place additional equity and/or debt with institutional investors, subject to market conditions, in the first quarter of Calendar 1998 to further strengthen the balance sheet.

         Equipment and Lease Financing

         From March 1994 through August 1998, the Company acquired through purchase or lease approximately $19.7 million in additional equipment to increase manufacturing capacity and efficiency and to expand the Company's product line. The equipment was financed from the sale of equity securities and from equipment lease financing and bank loans.

         The Company currently has outstanding commitments to purchase an additional $275,000 in machinery and equipment. The Company expects to purchase and install this equipment during the first quarter of Calendar 1998. The Company intends to purchase an additional $3.0 million in capital equipment in Calendar 1998, subject to appropriate contracts and the availability of lease financing.

         Capital leases contain provisions that give the lessor the right to accelerate lease payments in the event of default and the Company has received several such notices. All capital leases, operating leases and real-estate leases were in default at the end of the third quarter of Fiscal 1998. All lease defaults are expected to be cured with the planned proceeds from first quarter of Calendar 1998 equity and/or debt financing with institutional investors

         Cash Flow

                  During the first nine months of Fiscal 1998, the Company generated $2,081,349 from depreciation and amortization, $1,049,815 from reduction in accounts receivable trade; $2,559,036 from reduction in inventory levels; $12,639 from an increase in accounts payable and $212,206 from reduction in prepaid taxes and other current assets. The Company also received net proceeds of $3,885,152 from the sale of Common Stock. $186,167 was used to purchase equipment and for plant improvements. An additional $1,589,275 was used to make principal payments on capital lease, operating lease and real-estate lease obligations and $2,407,623 to reduce the revolving line of credit. At November 28, 1997, stockholder's equity was $9,865,291 as compared to $8,298,978 at August 23, 1996. The Company's current ratio increased from 0.34 at August 23, 1996 to 0.37 at November 28, 1997.

                  To date, the Company has generated cash flows from income, including depreciation, financing activities, including sales of equity securities, lines of credit, term loan facilities, equipment leasing arrangements and loans from raw material suppliers.

                  Management intends to increase its' liquidity through debt or equity financing in the first quarter of Calendar 1998, subject to market conditions. These anticipated improvements in the Company's cash flow resources may enable similar improvements in the current ratio and in working capital. Management also believes that upon the completion of the anticipated financing, fixed asset or lease financing will be available at competitive rates from banks and leasing companies to finance a substantial part of the planned $3.0 million (subject to appropriate contracts) increase in capacity at the Dighton facility during Calendar 1998. No assurance can be given that additional financings will be successfully completed or that such financing will be available or, if available, will be on terms favorable to the Company.

         RC America, Inc.

                  On April 23, 1997, the Company issued 2,640 shares of Common Stock to Ronald Caulfield as a part of the February 26, 1994 purchase agreement providing for the issuance of up to anadditional 100,000 shares of the Company's Common Stock over a five year period based on RC America, Inc. attaining certain levels of pre-tax earnings. The Agreement also contains demand and piggy-back registration rights for the shares.

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

                  The Company is also involved in pending commerical litigation with equipment lessors which have sent the Company notices of acceleration. While there is no guarantee, the Company expects that these disputes will be settled by negotiation and bringing the accounts current from the proceeds of planned first quarter Calendar 1998 financings.



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

                                  BPI PACKAGING TECHNOLOGIES, INC.



Date: January 23, 1998             By:/s/ Dennis N. Caulfield
                                           Dennis N. Caulfield, Chairman and
                                           Chief Executive Officer

Date: January 23, 1998             By/s/ Paul J. DeCristofaro
                                           Paul J. DeCristofaro, Chief Financial
                                           Officer