Form 10-KT
period 1997-12-31
BPI PACKAGING TECHNOLOGIES INC
filed 1998-05-27
CIK 866751

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
              Transition Report Pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934

        For the transition period from March 1, 1997 to December 31, 1997
                         Commission file number 0-19561

                        BPI PACKAGING TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                            04-2997486
   (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)


             455 Somerset Avenue, North Dighton, Massachusetts   02764
               (Address of principal executive offices)       (Zip Code)

                                 (508) 824-8636
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                          Common Stock, $.01 par value
              Series A Convertible Preferred Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exhange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days. Yes X No___.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive amendment to this Form 10-K. X

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the bid and ask prices of the Common Stock and Series A Convertible Preferred Stock as reported by NASDAQ/NMS on April 30, 1998 was approximately $24,949,845 for the Common Stock and $213,583 for the Series A Convertible Preferred Stock. As of April 30, 1998, 21,025,396 shares of Common Stock, $.01 par value per share, were outstanding and 213,583 shares of Series A Convertible Preferred Stock, $.01 par value per share, were outstanding.

                    FORWARD-LOOKING STATEMENTS OR INFORMATION

         This Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-K which address activities, events and developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and other development trends of industry segments in which the Company is active, business strategy, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings of statements made by or on behalf of the Company.

         All phases of the Company's operations are subject to influences outside its control. Any one, or a combination, of these factors could materially affect the results of the Company's operations. These factors include: sales, competition, inflation, raw material price increases, rate of market penetration for products, new product development and market acceptance, litigation, interest rate fluctuations, availability of equity financing, availability of capital and operating lease financing, availability of bank or other financial institution lines of credit and other capital market conditions. Forward-looking statements made by or on behalf of the Company are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

                                     PART I

Item 1.    Business

General

         BPI   Packaging   Technologies,   Inc.,   (the   "Company")   develops,
manufactures, markets and sells: (i) proprietary high performance thin, clear plastic film used for tissue overwrap (paper towel and bathroom tissue), which provide cost savings, to consumer packaged goods companies and other proprietary plastic film used in insulation products to industrial companies; (ii) plastic carryout bags of "T-shirt sack" design Handi-Sac (TM) and Fresh-Sac (R) made from various plastic film products manufactured by the Company in patented dispensing systems for use in supermarket, convenience, retail and drug store chains and (iii) in-store advertising and promotion products to increase sales in-store at the point of purchase. These products are Fresh-Sac (R) Produce Profit Builder (TM), a marketing program for produce, for use in supermarkets and Floor Focus Ad-Tile (TM), an in-floor advertising system referred to as a billboard on the floor, for use in supermarket, convenience, retail and drugstore chains and as a vehicle for anti-smoking advertising directed at youth in public schools.

         The Company's plastic film and T-shirt carryout bags are manufactured in a new, state-of-the art plant located in North Dighton, Massachusetts, utilizing some of the world's most advanced and highest quality printing, extrusion and bag making equipment which was installed during the period June 1991 to February 1997. The manufacturing facility has the estimated capacity to support sales of up to $80 million annually. During this period, the Company also developed patented and proprietary bag and plastic film products and developed and acquired in-store advertising and promotion products. The Company has now completed significant investments in developing and marketing the Company's products and beginning January 1, 1998 the Company has begun the sales and marketing stage. Management's sales goal is to have its existing manufacturing capacity fully utilized by the end of 1999.

         Management believes that Calendar Year 1998 will be a transition year leading to future profitability. The Company's strategy to achieve its sales goal is to focus its resources to: (i) use the platform of proprietary high performance plastic films together with the March 31, 1998 contract with an international company to capture a large share of the estimated $0.8 billion annual worldwide printed tissue overwrap (paper towel and bathroom tissue) market, (ii) use the platform of proprietary bag Handi-Sac (TM) and Fresh-Sac
(R) and related in-store marketing programs Fresh-Sac (R) Produce Profit Builder
(TM) to capture a large share of the supermarket and convenience store markets estimated at $0.6 billion annually and (iii) use Floor Focus Ad-Tile (TM) to sell in-store advertising and promotion products to supermarkets and hypermarkets in France with a coordinated program with Coca-Cola(R) France and to sell anti-smoking advertising directed at youth in public schools and other institutions.

         On March 31, 1998, the Company entered into a Five-year Purchase Agreement to sell exclusively to an international company thin, clear plastic film for tissue overwrap in North America and in certain foreign countries. Under the terms of the Purchase Agreement, the Company has agreed to supply up to $25 million of thin, clear film in each of the five years during the term of the agreement and to increase the Company's capacity to produce thin, clear film for tissue overwrap beyond $25 million annually upon prior reasonable notice. The international company must purchase at least $5 million in the first year and $10 million in each of the next four years of the agreement to maintain its exclusive rights. The international company has also agreed to immediately terminate its research and development program for thin film for tissue overwrap. The first shipment of thin, clear film under the agreement was made on April 9, 1998.

         The new proprietary high performance thin, clear plastic film to overwrap paper towels and bathroom tissue referred to in the preceding paragraph has passed pre-production qualification tests at one of the top three consumer packaged goods companies and engineering tests performed by CasMatic, the leading worldwide manufacturer of tissue overwrap equipment. In the third quarter of the 10 month period ended December 31, 1997, the thin, clear plastic film to overwrap tissue products was released to the North American market and initial marketing began in the European market. Management estimates the annual market size for the thin, clear printed plastic film for tissue overwrap is $200 million in the U.S., $200 million in Europe and $400 million in the rest of the world.

         The Company has entered the in-store advertising and promotion market with two new products: (i) Fresh-Sac (R) Produce Profit Builder (TM), which incorporates the Company's established Fresh-Sac (R) T-shirt produce bag and patented dispenser used by approximately 1,000 supermarkets, into a new in-store advertising and promotion vehicle for supermarkets by adding to the patented dispenser, the patented Cartridge Talker (TM) (a device that is integrated into the patented bag dispenser and is an attractive cover for the dispenser on which various advertising messages can be displayed) and (ii) the new patented Floor Focus Ad-Tile (TM) system, which is a semi-permanent floor tile which contains full color advertising messages manufactured into it and is installed in the floor in strategic locations throughout the store. The objective of the Fresh-Sac (R) Produce Profit Builder (TM) program and Floor Focus Ad-Tile (TM) is to increase sales in-store at the point of purchase. In-store tests for both of these programs were successfully completed as of December 31, 1997. The in-store test results reported material increases in sales of program products.

         In February 1998, one of the five largest supermarket chains in the United States decided to use the Fresh-Sac (R) Produce Profit Builder (TM) marketing program after successful in-store testing and annual sales potential for this chain is estimated at $7.5 million. The Fresh-Sac (R) Produce Profit Builder (TM) sales and marketing campaign began in December 1996, and presently there are 17 other supermarket chains, with potential sales of $21 million annually in various stages of in-store testing, and it is anticipated that sales from this program will begin to increase in Calendar Year 1998. It is anticipated that Coca-Cola(R) France will proceed in Calendar Year 1998 with a planned eight week 8 in-store test for Floor Focus Ad-Tile (TM) in several hypermarkets (referred to as Superstores in the U.S.). It is believed that the test will be successful, based on previous test results in the U.S., and that sales of Floor Focus Ad-Tile (TM) advertising to Coca-Cola(R) France and others will begin in France in Calendar Year 1998. Floor Focus Ad-Tile (TM) Anti-Smoking "billboard on floor" advertising and promotion will be installed in one of the largest public school systems in the U.S. (150 public schools) in Calendar Year 1998. It is anticipated that this installation will be the subject of national media attention and be the critical mass to launch the Anti-Smoking program nationally.

History

         The Company's predecessor, Beresford Packaging, Inc. ("Beresford-U.S.") was organized as a wholly owned subsidiary of Beresford Packaging, Inc., a
Canadian corporation (that was subsequently amalgamated into Beresford Box Company Limited ("Beresford-Canada")) in February 1988 to acquire certain assets and assume certain liabilities of Surrey Industries, Inc., an unaffiliated entity, which manufactured traditional high molecular weight, high density polyethylene ("HMWHDPE") plastic bags. The Company was organized as a Delaware corporation in May 1990 and in August 1990 Beresford-U.S. merged into the Company. In February 1993, the stockholders and directors of the Company approved the name change of the Company from BPI Environmental, Inc. to BPI Packaging Technologies, Inc. The Company operates two wholly-owned subsidiaries:
RC America, Inc., which purchases surplus inventory from manufacturers of consumer products and markets and sells the products to mass merchandise retailers and other retail chains, and Market Media, Inc., which sells and markets in-store advertising and promotion programs. Unless otherwise indicated, the term "Company" includes BPI Packaging Technologies, Inc., its predecessor Beresford-U.S., and its two subsidiaries.

Products and Markets

         Direct competition refers to competition from identical products and indirect competition refers to products which are not identical, but which could be substituted for the Company's product. Market size estimates are management estimates:

                                                    1997
                                               ANNUAL MARKET                  PATENT
                                                $ MILLIONS                    STATUS                     COMPETITION
                                                ----------                    ------                   ----------------

HIGH PERFORMANCE PRINTED TISSUE                   $200 - U.S.                   Process Technology      No Direct
OVERWRAP FILM                                     $200 - Europe                                         Indirect:  Exxon Films
                                                  $400 - Other

HANDI-SAC TM                                      $120                          U.S. Patent             No Direct
Convenience & Auto Stores                                                       Issued 1993             Indirect: Paper and
                                                                                                        Sonoco T-Sack Roll Bag

FRESH-SAC (R)                                     $264                          U.S. Patent             No Direct
T-Shirt Produce Bag                                                             Issued 1993             Indirect:  Produce Bag
                                                                                                        on a roll
SUB TOTAL                                         $1,184

CAUSE MARKETING                                   $150 Anti-Smoking schools     U.S. Patent             No Direct
(Floor Billboard Advertising                                                    issued 1993
For Schools & Others)                                                           (Exclusive License)

IN STORE ADVERTISING AND PROMOTION PRODUCTS:
   FLOOR FOCUS AD-TILE (TM)

(Floor Billboard Advertising)                     $100 Hypermarkets France

FRESH SAC(R) CARTRIDGE TALKER(TM)                 $235                          U.S. Patent              No Direct
ADVERTISING (Sold with Fresh-Sac (R)                                            Issued 1996              Indirect:  Catalina
                                                                                                         Marketing; Act Media
SUB TOTAL                                         $485

GRAND TOTAL                                       $1,669

         High Performance Tissue Overwrap Film is anticipated by management to contribute significantly to the Company's proprietary plastic film sales over the next several years.

         On March 31, 1998, the Company entered into a Five-year Purchase Agreement to sell exclusively to an international company thin, clear plastic film for tissue overwrap (paper towels and bathroom tissue) in North America and in certain foreign countries. Under the terms of the Purchase Agreement, the Company has agreed to supply up to $25 million of thin, clear film in each of the five years during the term of the agreement and to increase the Company's capacity to produce thin, clear film for tissue overwrap beyond $25 million annually upon prior reasonable notice. The international company must purchase at least $5 million in the first year and $10 million in each of the next four years of the agreement to maintain its exclusive rights. The international company has also agreed to immediately terminate its research and development program for thin film for tissue overwrap. The first shipment of thin, clear film under the agreement was made on April 9, 1998.

         The new proprietary high performance thin, clear plastic film to overwrap paper towels and bathroom tissue referred to in the preceding paragraph has passed pre-production qualification tests at one of the top three consumer packaged goods companies and engineering tests performed by CasMatic, the leading worldwide manufacturer of tissue overwrap equipment. In the third quarter of the 10 month period ended December 31, 1997, the thin, clear plastic film to overwrap tissue products was released to the North American market and initial marketing began in the European market. The primary benefit of the tissue overwrap film is a cost savings of approximately 20% . The major consumer package goods companies typically have annual purchases of $45 to $90 million annually for existing tissue overwrap. Consequently, cost savings are estimated to range from $9 million to $18 million annually. (Cost savings are greater in countries that have high environmental taxes based on the plastic's weight as in Germany and Austria.) Additional advantages are increased production efficiency, less floor space required for inventory, less working capital because of the cost savings and direct savings on freight. Management estimates the annual market size for the thin, clear printed plastic film for tissue overwrap is $200 million in the U.S., $200 million in Europe and $400 million in the rest of the world.

         Fresh-Sac (R) T-shirt produce bag is a thin, high clarity produce bag manufactured from a proprietary plastic film developed by the Company and sold in a patented dispensing mechanism. The product is presently sold to approximately 1,000 supermarkets directly and through distributors. Fresh-Sac
(R) is being sold along with the patented Fresh-Sac (R) Cartridge Talker (TM) potential for Fresh-Sac (R) Cartridge Talker (TM), exclusive of any third party Fresh-Sac (R) Cartridge Talker (TM)advertising, is $264 million. The Company has no direct competition in this market for the produce marketing program but has indirect competition for the bag only from the traditional produce bag on a roll.

         HANDI-SAC (TM) is a T-shirt bag sold in a patented dispensing mechanism. The system allows the retailer to effectively store and dispense T-shirt bags in a limited space, which is important to convenience, drug, retail and hardware stores. Handi-Sac (TM) cost approximately two to three times more.

         In-store advertising and promotion products are the Fresh-Sac (R) Produce Profit Builder (TM), which consists of (i) the Fresh-Sac (R) T-shirt sack produce bag in a patented dispensing system and (ii) the patented Fresh-Sac
(R) Cartridge Talker (TM), an attachment to the patented dispensing system, which is utilized as an advertising and promotion vehicle and the Floor Focus Ad-Tile (TM), an in-floor advertising system (billboard on the floor). The patented Floor Focus Ad-Tile (TM) system has full-color advertising messages manufactured into a tile which is then installed in the floor in strategic locations throughout the store with the objective of increasing brand sales at the point of purchase. Floor Focus Ad-Tile (TM) is a semi-permanent installation that withstands heavy traffic, yet is easily replaced when the message changes.

         Fresh-Sac (R) Produce Profit consists of the Fresh-Sac (R) t-shirt produce bag and the patented Fresh-Sac (R) Cartridge Talker (TM) (a device that is integrated into the patented bag dispenser and is an attractive cover for the dispenser on which various advertising messages can be displayed). The supermarket industry does not have any national in-store advertising and promotion products for the produce section, which is the highest margin department in the supermarket. The Fresh-Sac (R) Produce Profit Builder (TM) Program has the potential of becoming the national marketing program for produce. In February 1998, one of the five largest supermarket chains in the United States decided to use the Fresh-Sac (R) Produce Profit Builder (TM) marketing program after successful-in-store testing and the annual sales potential for this chain is estimated at $7.5 million. Presently, there are 17 other supermarket chains, with estimated sales potential of $21 million annually in various stages of in-store testing. The Fresh-Sac (R) Cartridge Talker (TM) used as a platform to sell third party in-store advertising has an annual sales potential estimated at $235 million.

         Market Media, Inc. ("Market Media"), a wholly owned subsidiary, was organized in Fiscal 1996 to develop in-store advertising and promotion products, which were to be marketed with the Fresh-Sac (R) produce bag. Subsequently, an exclusive worldwide license on Floor Focus Ad-Tile(TM)was purchased.

         The sale of national in-store advertising to U.S. consumer package goods companies requires a critical mass of 5,000 to 8,000 supermarkets that reach 40% of the U.S. population each week. The sale of third party in-store advertising to the consumer package goods companies would require a large investment in sales and marketing resources and the Company does not intend to pursue this market without a joint venture partner that already has national in-store advertising and promotion capacity.

         Foreign markets are in the early stages of in-store advertising and promotion and do not have established goals regarding population reach for national in-store advertising and promotion programs. Foreign advertising agencies generally take a much more proactive posture regarding introducing new marketing programs to their clients, and as a result, there is an established infrastructure at these advertising agencies for the sale and marketing of Floor Focus Ad-Tile (TM) advertising. These factors and more attractive margins, combined with the interest of Coca-Cola(R)France in using Floor Focus Ad-Tile
(TM) advertising in the 1,056 hypermarkets in France, have resulted in the decision to focus sales marketing resources for this product in France.

         Coca-Cola(R) France plans an eight week in-store test for Floor Focus Ad-Tile (TM) in hypermarkets (referred to as Superstores in the U.S.) in Calendar 1998. Coca-Cola(R) France plans to have Floor Focus Ad-Tiles (TM) advertising Coca-Cola(R) products installed in each test hypermarket. The Company has not yet entered into the retailer agreements with the hypermarkets which are necessary for the in-store test. Upon the successful completion of the eight week in-store test, Coca-Cola(R) France intends to expand the program to all 1,056 hypermarkets in France as Market Media enters into retailer agreements with the supermarket chains and floor space becomes available. The Company is confident that the Floor Focus Ad-Tile (TM) in-store test will be as successful for Coca-Cola(R) as it has been for other products in the U.S. where sales increased 21.5% to 29.5%. Management estimates that the 1,056 hypermarkets in France represent an annual market for Floor Focus Ad-Tile (TM), based on current pricing, of $100 million.

         Market Media plans to use Educational Ad-Tile (TM) to support a national anti-smoking advertising and promotion program for the youth of the nation in public schools. The anti-smoking program was officially launched by United States Senator, John Kerry, on June 6, 1997.

RC America, Inc.

         The Company, through its RC America, Inc., subsidiary, purchases surplus finished goods inventories from manufacturers of consumer products and markets and sells the products to mass merchandise retailers and other retail chains and distributors. RC America, Inc., purchases and sells these products both in the United States and overseas. The Company is exploring selling RC America, Inc. to its management or reducing its ownership to make available other adequate resources to fund its expansion opportunities.

Competition

         The plastic film and bag and in-store advertising and promotion markets are highly competitive. The Company does not have any direct competition for its thin, clear film for tissue overwrap but does have indirect competition from Exxon Films, which has a similar thin film for tissue overwrap. However, it is believed that Exxon Films has an exclusive five year supply agreement with a consumer package goods company that prohibits it from supplying other companies and therefore, it is not presently considered to be a competitor. The Company competes with the major manufacturers of flexible packaging and other companies that manufacture thick plastic films for tissue overwrap. The Company believes that its tissue overwrap film is more cost effective than any competitive product.

         The Company's Fresh-Sac (R) t-shirt sack produce bag does not have any direct competition but has indirect competition from the produce bag on a roll, which is manufactured by companies that are both larger and smaller than the Company. There are high barriers of entry into the plastic bag market due to the significant capital requirements. The Company's capacity is estimated at 3.3 to
4.8 billion bags annually depending on product mix and the minimum investment required for this capacity is presently estimated at approximately $49.5 million. In the traditional plastic grocery t-shirt market, which the Company exited in the 10 month period ended December 31, 1997, the Company's competitors included divisions of large multinational companies i.e., Tenneco, Inc., and Sonoco Products Company.

Proprietary Processes, Patents and Other Rights

Patent Strategy

         The Company's strategy is to first, be a low cost producer in each of its markets, and second, to develop patentable, proprietary products in order to differentiate its products in the marketplace.

         The Company owns a patent issued in 1989 for its T-shirt carryout bag and patents for its HANDI-SAC (TM) dispensing system used in conjunction with its Fresh-Sac (R) and HANDI-SAC (TM) products. The Company filed a patent application in the United States for its tissue overwrap film but subsequently withdrew the application and is relying on trade secrets. The Company was issued a United States patent for its Fresh Sac(R)Cartridge Talker (TM) in 1996. The Company has a registered trademark in the United States for Fresh Sac(R).

         The Company has developed a number of proprietary manufacturing methods and processes utilized in the manufacture of its products. The Company relies on and employs various methods to protect the concepts, ideas, and documentation for these manufacturing methods such as patents and confidentiality agreements with its employees. However, such methods may not afford sufficient protection and no assurance can be given that others will not independently develop such know-how or obtain access to the Company's know-how, concepts, ideas and documentation.

         No assurance can be given that the patents currently owned by the Company and any patents that may be granted in the future will be enforceable or provide the Company with meaningful protection from competitors. Even if a competitor's products were to infringe patents owned by the Company, it could be costly for the Company to enforce its rights in an infringement action and would divert funds and resources otherwise used in the Company's operations. Furthermore, no assurance can be given that the Company would be successful in enforcing such rights. Similarly, no assurance can be given that the Company's products will not infringe patents or rights of others.

Manufacturing

         All of the Company's plastics products are manufactured in its Dighton, Massachusetts, facility. The plastic resin is delivered to the Company by rail car, where it is brought into the facility to be heated and blown into a thin film on blown film extrusion lines. The film is cooled and wound on large rolls and printed with the customer's information using non-toxic inks and shipped to customers. If the film is to be used to manufacture bags, it is then cut into bags, reviewed by quality control inspectors, boxed, and shipped to customers. The Company retains customer design ink plates for future use and has an art department which assists in graphic design for the bags. The Company's manufacturing equipment consists of blown film extrusion lines, printing presses and bag making machines.

Raw Materials

         HMWHDPE resin comprises the principal raw material in the Company's products, the principal component of which is ethylene, a derivative of natural gas. HMWHDPE resin is currently available from several sources. During the 10 month period ended December 31, 1997 , as in some prior fiscal years, resin prices fluctuated significantly, a trend the Company expects will continue. Backlog

         The Company's backlog of firm orders at April 30, 1998, was $413,767 as compared to $791,602 at April 30, 1997. The Company generally sells products on an individual purchase order to regular customers rather than under annual contracts on a scheduled delivery basis. Accordingly, backlog may fluctuate significantly and may not be an accurate indicator of general business trends.

Seasonality

         Management of the Company does not believe that the Company's business is seasonal.

Major Customers

         For the 10 month period ended December 31, 1997, there was no single customer that accounted for more than 10% of the Company 's sales.

Employees

         As of April 30, 1998, the Company had 77 full-time employees, including its four executive officers, of whom 7 are employed in general and administrative activities, 19 are involved in sales and marketing, and 51 are involved in production. None of the Company's employees are represented by a union.

Item 2. Facilities

         The Company maintains its principal executive offices and manufacturing operations in a 124,000 square foot facility in Dighton, Massachusetts. The premises are leased from an unaffiliated landlord under a lease which expires on December 31, 2007 at a monthly rent of $30,636 effective August 1, 1997, and thereafter to be adjusted based on certain indices. The Company is responsible for payment of real estate taxes, which are approximately $45,000 per year, and maintenance costs which approximate $30,000 per year. The Company has an option to extend the lease for a seven year period at the expiration of the lease.

Item 3. Legal Proceedings

         On December 4, 1995, Mobil Oil Corporation ("Mobil") filed suit against the Company in the U.S. District Court for the District of Delaware, Civil Action No. 95-737. Mobil also named Inteplast Corporation and Integrated Bagging Systems Corporation as defendants in this matter. Mobil has alleged that the Company has infringed on Mobil's rights under U.S. Patent No. Re. 34,019 (the "Patent"), regarding the manufacture of plastic carry-out bags known as "T-shirt bags." Subsequently, the Company filed a counter claim against Mobil for patent infringement. In December 1996, Mobil and the Company settled this patent litigation by mutual agreement.

         The Company is involved in various pending commercial legal proceedings with equipment lessors and trade suppliers because of lease defaults and overdue trade accounts. Management believes these legal proceedings will be settled by negotiation; however, the failure to settle these proceedings by negotiation could have material adverse effects on the Company 's business.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the 10 month period ended December 31, 1997, through the solicitation of proxies or otherwise.

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

         On April 29, 1998, the Company was informed by NASDAQ that its Common Stock will be delisted from the NASDAQ National Market System on May 6, 1998 based on certain deficiencies asserted by the NASDAQ staff. The Company has requested and been granted a hearing for a review of the staff's findings and, although no assurance can be given, believes that all of such "deficiencies" have been corrected as of the filing of this Form 10-K.

         As of April 30, 1998, the Company had 21,025,396 Shares (243 holders) of record for its Common Stock and 213,583 Shares (33 holders) of record for its Series A Convertible Preferred Stock. Management believes that there are approximately 4,500 to 5,000 beneficial owners of the Company's Common Stock and Series A Convertible Preferred Stock.

         For the fiscal quarters reported below, the following table sets forth the range of high and low sale quotations for the Common Stock for the relevant periods as reported by NASDAQ/NNM. Such quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

                                                            High Sale  Low Sale
                                                            ---------  --------
COMMON STOCK

Fiscal Year 1996
         First Quarter                                       $ 4.875    $ 3.50
         Second Quarter                                      $ 4.00     $ 2.875
         Third Quarter                                       $ 3.00     $ 1.875
         Fourth Quarter                                      $ 2.50     $ 1.25

Fiscal Year 1997
         First Quarter                                       $ 4.25     $ 1.375
         Second Quarter                                      $ 3.625    $ 1.625
         Third Quarter                                       $ 3.6875   $ 1.8125
         Fourth Quarter                                      $ 2.3125   $ 1.625

10 Month Period Ended December 31, 1997
         First Quarter                                       $ 1.96875  $ 1.5625
         Second Quarter                                      $ 1.875    $ 1.031
         Third Quarter                                       $ 2.313    $ 1.031
         Fourth Quarter (1 month December 31, 1997)(1)       $ 1.938    $ 1.063

Calendar Year 1998
         First Quarter                                       $ 1.375    $ 0.688
         Second Quarter (through April 30, 1998)             $ 1.565    $ 1.031


(1) Year end changed from February 28th to December 31, 1997

Dividends

         The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate the payment of cash dividends on its Common Stock in the foreseeable future. It is expected that any earnings which may be generated from operations, after payment of dividends on the Company's Series A and B Preferred Stock, will be used to finance the growth of the Company. Dividends on each of these classes of Preferred Stock are non-cumulative.

         The Company's current revolving line of credit loan arrangement prohibits the payment of dividends (in cash or other property, except for the Company's stock) on the Company's securities. However, the Company may make dividend payments to its preferred stock, provided that the Company is not in default of any covenants of its loan agreement at the time of such payments.

Item 6.  Selected Financial Data

         The following tables set forth summary financial information for the periods indicated. This information should be read in conjunction with the Company's consolidated financial statements (including the notes thereto) included herein.

                                                 STATEMENT OF OPERATIONS DATA

                                   Ten Month Period Ended                               Fiscal Years Ended
                                   ----------------------      ------------------------------------------------------------
                                        December 31,            February 28,   February 23,   February 24,     February 25,
                                           1997                    1997             1996          1995             1994
                                       -------------           ------------    ------------   ------------     ------------
Net sales                              $ 13,951,725            $ 30,810,037    $ 28,839,954    $ 25,254,645    $ 16,754,056
Cost of goods sold                       18,113,514              29,254,754      26,161,723      19,879,041      12,831,497
                                       ------------            ------------    ------------    ------------    ------------
Gross profit                             (4,161,789)              1,555,283       2,678,231       5,375,604       3,922,559
Selling, general and
  administrative expense                  5,655,244               7,318,352       6,370,956       5,029,832       3,746,227
Write-down of impaired assets
   and related expenses                        --                 5,897,648            --              --              --
Income (loss) from
  operations                             (9,817,033)            (11,660,717)     (3,692,725)        345,772         176,332
Allowance for officer loan                 (586,978)                   --              --              --              --
Interest and other
  expense                                  (984,064)             (1,112,647)       (865,206)       (280,445)       (166,843)
Other income                                 49,206                   9,133          47,786          77,104            --
Non-recurring charges                          --                      --              --          (989,917)           --
Income (loss) before
  minority interest                     (11,338,869)            (12,764,231)     (4,510,145)       (847,486)          9,489
Minority interest in
  net loss of
  consol. subsidiaries                         --                      --              --              --           (10,092)
Net loss                                (11,338,869)            (12,764,231)     (4,510,145)       (847,486)           (603)
Basic and diluted net loss per share           (.73)                   (.96)           (.38)           (.08)           0.00
Shares used in computing basic and
diluted net loss per share               15,579,747              13,261,815      11,756,532      10,670,040       8,523,580

                                                      -13-

BALANCE SHEET DATA
                                     At                 At                  At                  At                 At
                               December 31,        February 28,        February 23,        February 24,       February 25,
                                   1997                1997                1996                1995               1994
                               ------------        ------------        ------------        ------------       ------------
Total assets                   $ 20,970,740        $ 29,247,231        $ 35,277,975        $ 35,341,925       $ 25,222,929
Long term obligations          $    --             $  3,809,241        $  5,441,057        $  4,495,692       $  2,183,939
Redeemable preferred
  stock                             --             $     --            $    183,369        $    183,369       $    183,369
Working capital (deficit)      $(13,897,932)       $ (5,819,144)       $ (2,767,867)       $  3,909,634       $  2,048,842
Stockholders' equity           $  5,115,535        $ 11,544,675        $ 19,768,971        $ 24,048,204       $ 17,618,729


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the 10 Month Period Ended December 31, 1997 Compared to Fiscal Year 1997

         During the 10 month period ended December 31, 1997, the Company exited the traditional plastic carry-out bag market before its proprietary high performance tissue overwrap film and Fresh-Sac (R) Produce Profit Builder (TM), two major growth products for Calendar Year 1998 and beyond, were ready to make the transition from marketing to sales. Sales for the 10 month period ended December 31, 1997 were $13,951,725 compared to $30,810,037 in Fiscal Year 1997, a decrease of 55%.

         Sales of the Company's proprietary bag products Fresh-Sac (R) T-shirt sack produce bag, HANDI-SAC(TM) and film products were $6,395,800 in the 10 month period ended December 31, 1997 compared to sales of $12,035,704 in Fiscal Year 1997, an decrease of 46.9%. (Fiscal Year 1997 sales included $1,645,000 sales for Maxi-Sac and this product line was discontinued in the 10 month period ended December 31, 1997). Sales of traditional products decreased to $6,586,998 as planned in the 10 month period ended December 31, 1997 from $16,571,656 in Fiscal Year 1997, a decrease of 60.3%. RC America, Inc.'s net sales were $968,927 in the 10 month period ended December 31, 1997 compared to $2,067,746 in Fiscal Year 1997, a decrease of 53%. RC America, Inc.'s. sales may fluctuate significantly from year to year due to the nature of its business and the timing of transactions. However, for the 10 month period ended December 31, 1997, the Company did not have adequate working capital to fund its operations and sales were materially negatively impacted. Market Media, Inc. recorded no sales in the 10 month period ended December 31, 1997 compared to $134,932 in Fiscal Year 1997.

         In the 10 month period ended December 31, 1997, cost of goods sold was $18,113,514 or 129.8% of sales, as compared to cost of goods sold in Fiscal Year 1997 of $29,254,754 or 95.0% of sales. The increase in cost of goods sold as a percentage of sales is due primarily to the Company's inability to absorb fixed costs during periods of lower sales volume. Additionally, expenses of $1,643,377 related to defaults on capital and operating leases were charged to cost of goods sold during the fourth quarter of the 10 month period ended December 31, 1997.

         Selling, general and administrative expense for the 10 month period ended December 31, 1997 was $5,655,244 or 40.5% of sales as compared to selling, general and administrative expense of $7,318,352 in Fiscal Year 1997, or 23.7% of sales. Fixed expenses remained stable and were offset by a decline in variable expenses primarily attributable to freight and commission expense due to the reduction in sales volume.

         For the 10 month period ended December 31, 1997 interest expense decreased to $984,064 or 7.1% of net sales as compared to $1,112,647 in Fiscal Year 1997 or 3.6% of net sales. An allowance for officer loan totaling $586,978 was charged to other expense for the 10 month period ended December 31, 1997.

         The net loss of ($11,338,869) in the 10 month period ended December 31, 1997 compared to a loss of ($12,764,231) in Fiscal Year 1997. The non-cash expense of depreciation and amortization was $2,715,319 for the 10 month period ended December 31, 1997 compared to $3,417,849 for the previous year.

         The Company incurred a loss of ($ .73) per share in the 10 month period ended December 31, 1997 as compared to a loss of ($.96) per share in Fiscal Year 1997.

Operating profits (loss) for the various business units are as follows:

                                                For the 10 Month Period ended      Fiscal Year
                                                      December 31, 1997              1997
                                                -----------------------------    -------------
Proprietary, traditional and film products             ($ 8,801,100)             ($ 9,079,854)
RC America, Inc.                                            (34,584)                   53,591
BPI Packaging, Inc.                                            (119)                   (2,205)
Market Media, Inc.                                         (391,853)                 (809,199)

Unallocated corporate overhead                           (1,511,867)               (1,823,050)
                                                       ------------              ------------
Operating profit (loss)                                 ($9,817,033)             ($11,660,717)
Allowance for officer loan                                 (586,978)                    --
Interest expense, net                                      (934,858)               (1,103,514)
                                                       ------------              ------------
Net loss                                               ($11,338,869)             ($12,764,231)
                                                       ============              ============

Fiscal Year 1997 Compared to Fiscal Year 1996

         For the year ended February 28, 1997 ("Fiscal Year 1997"), the Company had sales of $30,810,037 as compared to sales of $28,839,954 for the year ended February 23, 1996 ("Fiscal Year 1996"), an increase of 6.8%.

         The Company's core bag and film business (manufacture, sale and marketing of traditional plastic grocery carryout bags and proprietary plastic carryout bags of "T-shirt sack" design and plastic film products) had sales of $28,607,359 in Fiscal Year 1997 compared to $26,439,203 in Fiscal Year 1996, an increase of 8.2%.

         Sales of the Company's proprietary bag products Fresh-Sac (R) T-shirt sack produce bag, HANDI-SAC (TM) and MAXI-SAC (TM) and film products were $12,035,704 in Fiscal Year 1997 compared to sales of $9,412,415 in Fiscal Year 1996, an increase of 27.9%. Sales of traditional products decreased to $16,571,656 in Fiscal Year 1997 from $17,026,788 in Fiscal Year 1996, a decrease of 2.7%. BPI Packaging, Inc. did not have any sales of products purchased from Integrated Bagging Systems Corporation in Fiscal Year 1997 compared to sales of $416,255 in Fiscal Year 1996. RC America, Inc.'s net sales were $2,067,746 in Fiscal Year 1997 compared to $1,984,496 in Fiscal Year 1996, an increase of 4.2%. RC America, Inc.'s. sales may fluctuate significantly from year to year due to the nature of its business and the timing of transactions. Market Media, Inc. recorded sales of $134,932 during Fiscal Year 1997.

         In Fiscal Year 1997, cost of goods sold was $29,254,754 or 95.0% of sales, as compared to cost of goods sold in Fiscal Year 1996 of $26,161,723 or 90.7% of sales. The increase in cost of goods sold as a percentage of sales was due primarily to an increase in material costs relative to the selling prices of the Company's products. Cost of goods were increased approximately $1,250,000 for the establishment of reserves for exiting the traditional grocery T-shirt carryout bag business and a loss of $1,125,734 on the sale of reprocessed resin accumulated during plant start-up.

         Selling, general and administrative expense for Fiscal Year 1997 was $7,318,352 or 23.7% of sales as compared to selling, general and administrative expense of $6,370,956 in Fiscal Year 1996, or 22.1% of sales. The increase is primarily related to increased shipments (freight and related expenses are included in SG&A), sales and marketing activity for proprietary bag and film products and in-store advertising and promotion products, as well as start-up costs for Market Media, Inc.

         Fiscal Year 1997 interest expense increased to $1,112,647 or 3.6% of net sales as compared to $865,206 in Fiscal Year 1996, or 3.0% of net sales. The increase in interest expense was due to increased borrowing activity related to purchases of equipment and higher rates of interest on the credit line.

         The net loss of $12,764,231 in Fiscal Year 1997 as compared to a loss of $4,510,145 in Fiscal Year 1996 was caused primarily by the write down of capital equipment and other assets as a cost of exiting the traditional grocery carryout bag business of $5,897,648, the establishment of inventory and other reserves of $1,507,000 and increased cost of goods sold because of a loss of $1,125,734 on the sale of reprocessed resin accumulated during plant start-up. These non-recurring expenses total $8,530,382. Also, increased selling, general and administrative expense and an increase in interest expense contributed to the loss. (The non-cash expense of depreciation and amortization was $3,417,849 for Fiscal Year 1997 compared to $2,643,138 for Fiscal Year 1996.)

         The Company incurred a loss of ($.96) per share in Fiscal Year 1997 as compared to a loss of ($.38) per share in Fiscal Year 1996.

Operating profits (loss) for the various business units are as follows:

                                            Fiscal Year 1997   Fiscal Year 1996
                                            ----------------   ----------------

Proprietary, traditional and film products   ($ 9,079,854)       ($ 1,695,855)
RC America, Inc.                                   53,591              51,328
BPI Packaging, Inc.                                (2,205)             54,505
Market Media, Inc.                               (809,199)           (585,687)

Unallocated corporate overhead                 (1,823,050)         (1,517,016)
                                             ------------        ------------
Operating profit (loss)                      ($11,660,717)       ($ 3,692,725)
Interest expense, net                          (1,103,514)           (817,420)
                                             ------------        ------------
Net loss                                     ($12,764,231)       ($ 4,510,145)
                                             ============        ============

         Liquidity and Capital Resources

         Since its initial public offering in October 1990, the Company has generated funds to finance its activities through both public sales and private placements of its securities, as well as bank loans, equipment lease financing and cash from operations.

         Note Payable

         As of December 31, 1997, the Company had an $8,000,000 revolving line of credit secured by accounts receivable and inventory. Borrowings under the line of credit are subject to 80% of qualifying accounts receivable and 35% of qualifying inventories, less the aggregate amount utilized under all commercial and standby letters of credit and bank acceptances. The line of credit bears interest at 5.0% above the variable interest rate quoted by Norwest Bank of Minnesota with a minimum rate of 8.0% (13.5% at December 31, 1997), and provides for a 1/2 of 1% unused line fee. The credit line is for 5 years and is subject to renewal annually in November. At December 31, 1997, the balance under the line of credit was $1,162,349. The line of credit includes certain financial covenants that the Company must maintain to avoid a default, including current ratio, debt to equity ratio, maintaining a net worth of $14 million, limitation on capital spending, and profitability. At December 31, 1997 the Company was in default under the financial covenants. The lender waived these conditions of default at December 31, 1997. Subsequent to December 31, 1997, the lender informed the Company that it wanted repayment of the revolving line of credit and the Company has agreed to repayment by June 30, 1998. As of April 28, 1998, the balance under the line of credit was $438,640. The Company is negotiating a new revolving line of credit with another lending institution.

         Sales of Securities

         In the second, third and fourth quarters of the 10 month period ended December 31, 1997, the Company received net proceeds from the sale of Common Stock of $1,879,011, $1,665,800 and $859,180 respectively, bringing the total net proceeds from the sale of Common Stock from June through December 31, 1997 to $4,800,071. The Company received net proceeds from the Sale of Common stock from January 1, 1998 to April 30, 1998 of $1,066,200. The Company may sell additional equity or debt securities in Calendar Year 1998. However, the Company has no commitments for such financing, and no assurance can be given that additional financing will be successfully completed or that such financing will be available on terms favorable to the Company, if at all.

         During Fiscal Year 1997, the Company received additional equity funding through the sale of Common Stock from a Regulation S and a Regulation D offering, the exercise of underwriters warrants and the exercise of its Class B Common Stock Purchase Warrants. The Company received net proceeds of $4,384,835 from the sale of an aggregate of 2,121,861 shares of Common Stock and 100,000 shares of Series A Preferred Stock. The proceeds were used to purchase equipment, for general corporate purposes and the reduction of bank debt.

Equipment Purchases and Lease Financings

         From March 1994 through August 1997, the Company acquired through purchase or lease approximately $19.7 million in additional equipment to increase manufacturing capacity and efficiency and to expand the Company's product lines. The equipment was financed from the sale of equity securities, equipment lease financing and bank loans.

         The Company currently has outstanding commitments to purchase an additional $275,000 in machinery and equipment.

         Capital leases contain provisions that give the lessor the right to accelerate lease payments in the event of default and all lessors have filed suit because of defaults. All capital leases, operating leases and real-estate leases were in default as of and for the 10 month period ended December 31, 1997 and are still in default as of April 30, 1998. Restructuring agreements have been reached with three lessors. Restructuring agreements are expected to be negotiated with other lessors to cure any defaults. Management believes that all leases will be restructured without any further litigation but any such litigation could have a materially adverse effect on the Company.

Cash Flow

         During the 10 month period ended December 31, 1997, the Company had non cash charges of $2,186,621 relating to depreciation and amortization and $4,800,071 from the sale of Common Stock. The Company raised $209,020 from an increase in accounts payable and $1,197,521 from a reduction in accounts receivable. The Company used $212,144 to purchase equipment and for plant improvements and $1,492,754 to make principal payments on capital lease obligations. At December 31, 1997, stockholders' equity was $5,115,535 as compared to $11,544,675 at February 28, 1997. The Company's current ratio was 0.12:1 at December 31, 1997 compared to 0.50:1 at February 28, 1997. The net book value of property and equipment was $17,828,860 at December 31, 1997 compared to $19,803,337 at February 28, 1997.

         To date, the Company has generated cash flows from operations including depreciation, financing activities, including sales of equity securities, lines of credit, term loan facilities, equipment leasing arrangements and loans from raw material suppliers. Management believes that completing negotiations for a new revolving line of credit and term loan to buyout the capital leases together with the anticipated proceeds of $2.0 to $3.0 million from the exercise of warrants and options in Calendar Year 1998 and anticipated cash from operations will be sufficient to fund the Company's current operations. However, the Company may require additional debt or equity financing. The Company has no commitments for such financing, and no assurance can be given that additional financings will be successfully completed or that such financing will be available or, if available, will be on terms favorable to the Company.

Impairment of Long-Lived Assets

         The Company exited the traditional plastic grocery carry-out bag market in the 10 month period ended December 31, 1997. This market is highly competitive and margins remained low for several years, covering variable manufacturing costs, but making little contribution to manufacturing overhead, SG&A, interest or profit. As discussed in Notes 1 and 6 to the Company's consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," for the year ended February 28, 1997. In conjunction with this exit strategy, certain write-downs of assets and expenses related to the traditional T-shirt product line were recorded in the fourth quarter of Fiscal Year 1997 amounting to $5,897,648 in order to reflect these items, now considered impaired, at fair value. In addition, due to the deterioration of the product lines' gross margin from intense competition, approximately $1,165,000 of inventory reserves were established in the fourth quarter of Fiscal Year 1997 to properly state the traditional T-shirt bag product line inventory at net realizable value.

Going Concern and Management's Plan

         The Company has suffered recurring net losses and has net working capital and operating cash flow deficiencies. Additionally, significant trade credit balances are past due and operating and capital lease obligations are in default at the balance sheet date. Further, as discussed in Note 11 to the Company's consolidated financial statements, the Company's revolving credit facility is renewable annually. Subsequent to December 31, 1997, the lender informed the Company that it wanted repayment of the revolving line of credit and the company has agreed to repayment by June 30, 1998.

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

         The Company exited the production of its traditional T-shirt bag product lines during the 10 month period ended December 31, 1997. Increased competition from large domestic and overseas competitors with significant production economies of scale caused the Company to incur substantial losses on these products during the past several years. The Company has shifted its resources to the production of proprietary bag and plastic film product lines which have the potential to have higher profit margins. In February 1998, one of the five largest supermarket chains in the United States decided to use the Fresh-Sac (R) Produce Profit Builder (TM) marketing program after successful in-store testing and presently there are 17 other supermarket chains in various stages of in-store testing. On March 31, 1998, the Company entered into a Five-year Purchase Agreement to sell exclusively to an international company thin, clear plastic film for tissue overwrap in North America and in certain foreign countries. Additionally, the Company is negotiating a new revolving line of credit and term loan with another lending institution. The Company also plans to continue raising additional equity and anticipates proceeds of $2.0 to $3.0 million from the exercise of warrants and options in Calendar Year 1998.

RC America, Inc.

         Effective February 26, 1994, Ronald Caulfield exchanged his 49,500 shares of Common Stock of RC America, Inc. for 200,000 shares of the Company's Common Stock, pursuant to the terms of a Stock Exchange Agreement by and between the Company and Ronald Caulfield (the "RC Agreement"). As a result, RC America, Inc. is now a wholly owned subsidiary of the Company. The RC Agreement also provides for the issuance to Ronald Caulfield of up to an additional 100,000 shares of the Company's Common Stock over a five (5) year period based on RC America, Inc. attaining certain levels of pre-tax earnings. For the 10 month period ended December 31, 1997, no shares of Common Stock were issued. Based on the operating results of RC America, Inc. for Fiscal Year 1997, a total of 2,640 shares of Common Stock were earned and issued to Mr. Ronald Caulfield in April 1997. For Fiscal Year 1996 and Fiscal Year 1995, 2,550 and 17,400 shares, respectively of the 100,000 shares of Common Stock were issued to Mr. Ronald Caulfield.

Impact of Inflation

         Inflation during the 10 month period ended December 31, 1997, and the last two fiscal years has not had a significant effect on the Company's activities.

Year 2000

         The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations are a known risk. The Company has not addressed this risk as to the availability and integrity of financial systems and the reliability of operational systems. The cost of achieving Year 2000 conversion has not been determined as of the date of this filing.

Item 8. Financial Statements and Supplementary Data

         See Item 14 below and the Index therein for a listing of the financial statements and supplementary date filed as part of this report.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         There has been no change in the Company's independent accountants nor did any disagreements occur on any matter of accounting principles or practices for financial statement disclosure that would be required to be reported on a Form 8-K.

                                    PART III


Item 10. Directors and Executive Officers of Registrant

Directors and Executive Officers

         The directors and executive officers of the Company, their positions held in the Company, and their ages are as follows:

Name                      Age        Position
----                      ---        --------

Dennis N. Caulfield        58        Chairman of the Board of
                                     Directors, Chief
                                     Executive Officer and Chief
                                     Financial Officer

C. Jill Beresford          43        President, Treasurer and Director

Stephen J. St. Louis       44        Vice President and
                                     Chief Accounting Officer

Ronald V. Caulfield        55        Chief Executive Officer and President of
                                     RC America, Inc.

David N. Laux              69        Director

         Dennis N. Caulfield,  the Company's Chief Executive  Officer and Ronald
V. Caulfield, President of RC America, Inc., are brothers. Except for such relationship, no director or executive officer is related by blood, marriage or adoption to any such director or executive officer.

         The Company's Certificate of Incorporation and Bylaws, each as amended, provide that the members of the Board of Directors (the "Board") shall be classified as nearly as possible into three classes, each with, as nearly as possible, one-third of the members of the Board. A classified board is designed to assure continuity and stability in the Board's leadership and policies. Dennis N. Caulfield is classified as Class I director and serves until the 1998 Annual Meeting; David N. Laux and C. Jill Beresford are Class II directors and serve until the 2000 Annual Meeting. The two Class III directors positions have not yet been filled. The successors to the class of directors whose terms expire at an annual meeting would be elected for a term of office to expire at the third succeeding annual meeting after their election and until their successors have been duly elected by the stockholders. Directors chosen to fill vacancies on a classified board shall hold office until the next election of the class for which directors shall have been chosen, and until their successors are duly elected by the stockholders. Officers are elected by and serve at the discretion of the Board of Directors, subject to their employment contracts.

         Dennis N. Caulfield. Mr. Caulfield has been Chairman of the Board of Directors and Chief Executive Officer of the Company since May 1990 and a Director of the Company since March 1989. Mr. Caulfield assumed the additional position of Chief Financial Officer on December 31, 1997. From March 1989 to March 1990, Mr. Caulfield provided consulting services to the Company. From 1984 to 1988 he was Chairman of the Board of Directors and Chief Executive Officer of Northeast Precision Feed Screw, Inc., a manufacturer of plastics processing equipment. Mr. Caulfield was Chairman and Chief Executive Officer of Synthetic Materials Corporation, a processor of thermoplastics, from 1979 to 1984. Mr. Caulfield received a Bachelor of Arts degree in Political Science and a Master of Arts degree in Economics from the University of Connecticut. Mr. Caulfield is the brother of Ronald V. Caulfield, the Chief Executive Officer and President of RC America, Inc. and a Director of the Company

         C. Jill Beresford. Ms. Beresford has been the Company's President since July 1996. She has been Treasurer of the Company since May 1990 and a Director of the Company since March 1989. From May 1990 to July 1996, she was the Vice President of Marketing. From 1987 to 1989, Ms. Beresford was President of CJB Communications, a communications consulting firm involved in marketing, advertising and public relations. From 1982 to 1987, Ms. Beresford was a Vice President of Grey Canada, a marketing and communications firm, with responsibility for marketing, advertising, and public relations programs for Grey Canada's clients. Since 1984, Ms. Beresford has been a director of Beresford-Canada. Ms. Beresford attended the University of Guelph, Ontario, Canada and received a Masters degree in Business Administration from Boston University. Ms. Beresford is a 100% shareholder of Beresford-Canada.

         Stephen J. St. Louis. Mr. St. Louis has been the Company's Vice President and Chief Accounting Officer since April 1998. Mr. St. Louis was controller for Quadrax Corporation from 1995 to 1998. From 1991 through 1994 he was the cost accounting manager for Pacific Scientific, Fisher Pierce Division. Mr. St. Louis has served in various accounting positions since 1979 and is an accounting professional with over 20 years of manufacturing accounting experience. Mr. St. Louis received a B.A. degree from Thiel College in 1975 with a major in Accounting and Business Administration.

         Ronald V. Caulfield. Mr. Caulfield has been the Chief Executive Officer and President of RC America, Inc. since November 1992. From March 1989 to
October  1992,  Mr.  Caulfield  was the Vice  President  of  Purchasing  for F&F
Merchandising Company, a privately owned wholesale company, where he was principally responsible for negotiating the purchase of nationally advertised brand name close outs direct from the manufacturer. From February 1988 to March 1989, he was the Executive Vice President of Mars Stores, Inc., a publicly held retail discount store company. In this capacity, Mr. Caulfield was responsible for establishing and achieving business plans for all buying, marketing and store operations activities. From 1971 to 1988, Mr. Caulfield was employed in various capacities at Caldor, Inc. a publicly owned discount store company, serving lastly as the Vice President, Divisional Merchandise Manager and as a member of the Operating Committee. Mr. Caulfield attended the University of Connecticut. Mr. Caulfield is the brother of Dennis N. Caulfield, the Company 's Chief Executive Officer and Chairman of the Board of Directors.

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

Officers

         Name                       Age         Position
         ----                       ---         --------

         Michael Deery              52     Vice President Manufacturing

         Tracy L. McGrath           32     Vice President, Marketing

         Richard H. Nurse, Ph.D.    52     Vice President of Technical
                                             Development

         Alex F. Vaicunas           70     Vice President, Film Sales

         Michael Deery. Mr. Deery has been the Company's Vice President of Manufacturing since March 1998. From 1992 to 1998, Mr. Deery was Director, International Manufacturing Operations for Tambrands, Inc. He was responsible for all international manufacturing functions and facilities in the United Kingdom, Ireland, France, Ukraine, Russia and China. From 1988 to 1992, Mr. Deery was Vice President International Manufacturing for Augat, Inc. and from 1983 to 1988 was Director, Camera Manufacturing for Polaroid Corporation. Mr. Deery graduated from the University of Surrey in Scotland and received a B.S. Degree in Physics with honors.

         Tracy L. McGrath. Ms. McGrath has been the Company's Vice President of Marketing since December 1997 and prior to that was the Company's Marketing Manager since November 1993. From 1988 to 1993, Ms. McGrath was employed at WFSB TV/3 in Hartford, Connecticut, first as Promotion Coordinator, then as Sales Service Coordinator, and then as a Research Assistant. Ms. McGrath has a Bachelor of Science degree in Communications from Eastern Connecticut State University.

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

         Alex F. Vaicunas. Mr Vaicunas has been the Company's Vice President, Film Sales since 1996. From 1988 to 1996 he was the Company's Vice President of Sales. From 1985 to 1987, he was Vice President of Sales and a consultant to Surrey Industries, Inc., the manufacturer whose business was acquired by the Company in 1988. From 1973 to 1985, Mr. Vaicunas was Sales Manager in the flexible film packaging markets for the Plastic Products Group of Union Camp Corporation. Mr. Vaicunas previously held senior sales management positions at Northern Petro Chemical and Philips Petroleum Corporation and has over 30 years experience in the marketing and sales of flexible film packaging.

Item 11. Executive Compensation

         The following tables set forth the compensation paid to the Company's executive officers with respect to services rendered to the Company during the periods ended December 31, 1997, February 28, 1997, and February 23, 1996.

                                            SUMMARY COMPENSATION TABLE

                                                                                 Long Term
                                                                                Compensation
                                   Annual Compensation                             Awards
                       (a)          (b)      (c)          (d)        (g)           (i)
                                                                   Securities
                                                                   Underlying   All Other
   Name and Principal Position    Period  Salary(1)     Bonus(2)   Options(#)  Compensation
   ---------------------------    ------  ---------     --------   ----------  ------------

Dennis N. Caulfield                 1997   $266,666      $ 0          $ 0      $ 36,923(3)
 Chairman of the Board              1997   $320,000      $ 0          $ 0      $122,220(3)
 Chief Executive Officer            1996   $320,000      $ 0          $ 0      $ 36,174(3)
 Chief Financial Officer


C. Jill Beresford                   1997   $150,000      $ 0          $ 0      $  2,769(4)
 President and Treasurer            1997   $180,000      $ 0          $ 0      $ 22,978(4)
                                    1996   $180,000      $ 0          $ 0      $ 13,989(4)

(1)  Amounts shown indicate cash compensation earned and received by executive officers;  no amounts were earned but deferred at the election of those officers.  Executive officers  participate in
     Company  group life and health  insurance.  In the 10 month period ended  December 31, 1997 and
     Fiscal Years 1996-1997, the Company made no awards of restricted stock.

(2)  Effective  July  1,  1993,  Mr.  Caulfield  and  Ms.  Beresford  participate  in  an  executive compensation  program which  provides them with an aggregate  bonus equal to six percent of the
     Company's  pre-tax profit for the first  $1,000,000 in pre-tax  profits in any fiscal year, and
     12% of pre-tax profits in excess of $1,000,000 in any fiscal year except that in the discretion of the Board of  Directors  the bonus will not exceed  $750,000 in the  aggregate in any fiscal year beginning with Fiscal 1995. No bonuses have been paid under the bonus program.

(3)  Effective December 15, 1993, the Company pays for two (2) personal term life insurance policies for Mr.  Caulfield and for a disability  policy  effective  February 7, 1994.  The Company also makes automobile and insurance payments for an automobile for Mr. Caulfield. These payments and paid unused vacation  represented other compensation for the 10 month period ended December 31,
     1997 and Fiscal Years 1997 and 1996.

(4)  Effective December 15, 1993, the Company pays for a personal term life insurance policy for Ms.
     Beresford  and for a  disability  policy that  became  effective  February  7, 1994.  Effective
     November 1, 1995, the Company also makes  automobile  and insurance  payments for an automobile for Ms. Beresford.  These payments represented other compensation for the 10 month period ended
     December 31, 1997 and Fiscal Years 1997 and 1996.

                                       AGGREGATED OPTION EXERCISES
                    AND OPTION VALUES FOR THE 10 MONTH PERIOD ENDED DECEMBER 31, 1997

             (a)                        (b)              (c)               (d)                  (e)
             ---                        ---              ---               ---                  ---
                                                                     Number of
                                                                     Securities
                                                                     Underlying           Unexercised
                                                                    Unexercised            Value of
                                                                     Options               In-the-Money
                                                     Value          at FY-End               Options
                                Shares Acquired    Realized        Exercisable/           Unexercisable
         Name                    on Exercise          ($)          Unexercisable             ($)(1)
         ----                   --------------- -------------    ----------------         ------------
Dennis N. Caulfield                   0                0         238,707/ 26,523             0 / 0
C. Jill Beresford                     0                0         146,902 / 16,322            0 / 0


(1)  In-the-Money  options are those  options for which the fair market value of the  underlying  Common
     Stock is greater than the exercise price of the option. On December 31, 1997, the fair market value of the Company's  Common Stock  underlying the options (as determined by the last sale price quoted on NASDAQ/NNM) was $1.125.  Since the exercise price of all of the options  reflected in this table is greater  than  $1.125,  the  options  held by these  individuals  are not  In-the-Money  and are therefore not included in this calculation.

Audit Committee

         The Board of Directors established an Audit Committee on December 31, 1992. The one member of the Audit Committee is David N. Laux, the sole outside director of the Company. The purpose of the Audit Committee is to: (i) review the Company's financial results and recommend the selection of the Company's independent auditors; (ii) review the effectiveness of the Company's accounting policies and practices, financial reporting and internal controls; and (iii) review the scope of independent audit coverages, the fees charged by the independent auditors, and any transactions which may involve a potential conflict of interest, and internal control systems.

Compensation of Directors

         All outside Directors of the Company are paid $1,875 each per calendar quarter. No other directors receive any compensation. In June 1992 and March 1996, David N. Laux, currently the Company's sole outside director, received options to purchase a total of 7,500 shares of Common Stock at a purchase price of $2.50 and $2.38 per share through June 9, 2002 and March 24, 2006, respectively. In April 1997, accrued and unpaid director fees of Mr. Laux were converted into 1,035 shares of the Company's Common Stock, based on the closing bid price of the Company's Common Stock on April 25, 1997 of $1.875 as reported by NASDAQ/NMS. In January 1998, Mr. Laux received options to purchase a total of 25,000 shares of common stock at a purchase price of $1.25 per share through December 31, 2003.

Employment   Contracts,   Termination   of  Employment  and  Change  In  Control
Arrangements

         The Company has entered into employment, non-competition, and confidentiality agreements with each of Mr. Caulfield, Ms. Beresford and Mr. Vaicunas. Base salaries for Mr. Caulfield, Ms. Beresford and Mr. Vaicunas are
$320,000, $180,000 and $125,000 per annum, respectively, subject to periodic review by the Board of Directors. Each of these agreements expires on June 30, 1998. These agreements provide for severance payments of 24 months' base salary in the event employment is terminated without cause and prohibit the individual from competing with the Company for a period of 24 months following termination of employment with the Company. In the event of a change of control in the Company, the individuals have the option to terminate their employment and to receive additional severance compensation subject to the provisions of their employment agreement. The Company has also entered into non-competition and confidentiality agreements with certain other employees.

Compensation Committee Interlocks and Insider Participation

         The Board of Directors established a Compensation Committee on December 31, 1992. The one member of the Compensation Committee is David N. Laux, the sole outside Director of the Company. None of the executive officers of the Company have served on the Board of Directors of any other entity that has had any of such entity's officers serve either on the Company's Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

         The following table sets forth, as of December 31, 1997, certain information concerning stock ownership of the Company by (i) each person who is known by the Company to own beneficially 5% or more of the Company's Common Stock or Series A Convertible Preferred Stock, (ii) each of the Company's directors, and (iii) all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. As of December 31, 1997, there were 19,513,496 shares of Common Stock outstanding.

 Name and Address                            Number of Shares          Percentage
of Beneficial Owner                         Beneficially Owned         of Class(1)(2)
-------------------                         ------------------         --------------
C. Jill Beresford(3)(4)(5)(6)                   1,627,249                  8.43%

Dennis N. Caulfield(3)(7)(8)                      854,506                  4.43%

Ronald V. Caulfield(9)                             95,230                  0.49% *
  741 Boston Post Road, Suite 101
  Guilford, Connecticut  06437

David N. Laux(10)                                  11,572                  0.06% *
  1726 M Street, N.W., Suite 601
  Washington, DC 20036

All Officers and Directors
 as a Group (5 persons)(3)(4)(5)(6)
 (7)(8)(9)(10)                                  2,588,557                 13.42%

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


(2)  Except as otherwise noted, does not give effect to the issuance of: (i) up to 472,178 shares of
     Common Stock  issuable upon  conversion of Series A and Series B Convertible  Preferred  Stock;
     (ii) up to 109,822 shares  issuable upon exercise of warrants  issued to the placement agent in the Company's December private placement of Common Stock; (iii) up to 1,933,750 shares issuable upon exercise of options granted or available for grant under the Company's 1990, 1993 and 1996
     Stock Option Plans (906,159 options have been granted) and (iv) up to 77,410  additional shares issuable in connection  with the  acquisition  of the interest of a minority  shareholder of RC
     America, Inc. (the "RC America Stock").

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

(5)  Includes 3,200 shares of Common Stock held by Ms. Beresford.

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

(10) Includes  7,500 shares of Common Stock  issuable upon exercise of an option at a purchase price of $2.50 per share through June 9, 2002.  Effective  April 28, 1997, the exercise price of this option was  repriced  from  $4.00 to $2.50 and  25,000  shares of Common  Stock  issuable  upon exercise of an option at a purchase price of $1.25 per share through December 31, 2007.

Item 13. Certain Relationships and Related Transactions

         In November 1990, the Company established an officer's loan receivable to Dennis N. Caulfield, its Chairman for $132,197. The balance of the loan, as of December 31, 1997 was $586,978 which included interest at 9.5% of $48,832 for the period and net additional advances of $61,657 received by Mr. Caulfield in the 10 month period ended December 31, 1997. The note was amended in April 1998 and the interest rate changed to 6% effective from November 1990 and is now payable on or before January 1, 2001. The reduced interest results in a reduction to the officer's loan of approximately $107,000 from the period of inception through December 31, 1997. Mr. Caulfield has agreed to apply any bonus payments received under the Company's executive bonus plan to reduce the amounts outstanding under the loan. As the Company has suffered recurring net losses and operating cash flow deficiencies, a reserve of $586,978 has been established for this loan as of December 31, 1997. In addition the Company paid, on behalf of the Chairman, approximately $36,000 of a $200,000 levy and established an interest bearing note due on or before June 30, 1998.

         Effective February 26, 1994, Ronald Caulfield exchanged his 49,500 shares of Common Stock of RC America for 200,000 shares of the Company's Common Stock, pursuant to the terms of a Stock Exchange Agreement by and between the Company and Ronald Caulfield (the "Exchange Agreement"). The Exchange Agreement also provides for the issuance to Ronald Caulfield of up to an additional 100,000 shares of the Company's Common Stock over a five (5) year period based on RC America attaining certain levels of pre-tax earnings. For the 10 month period ended December 31, 1997, no shares of Common Stock were issued. As a result of RC America's earnings for Fiscal Year 1997 and Fiscal Year 1996 , 2,640 and 2,550 shares, respectively, of the 100,000 shares of Common Stock were issued to Mr. Ronald Caulfield.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)(1) Financial Statements. The financial statements required to be filed by Item 8 herewith are as follows:


                                                                      Page

Report of Independent Accountants - Price Waterhouse LLP              F-1

Consolidated Balance Sheets as of December 31, 1997 and
     February 28, 1997                                                F-2

Consolidated  Statements of Operations  for the ten month
     period ended  December 31, 1997, and for the Fiscal
     Years ended February  28,1997 and February 23, 1996              F-4

Consolidated  Statements of Changes in Stockholders'  Equity
     for the ten month period ended December 31, 1997,
     and for the Fiscal Years ended February 28, 1997
     and February 23, 1996                                            F-5

Consolidated  Statements  of Cash Flows for the ten month
     period ended  December 31, 1997, and for the Fiscal
     Years ended February 28, 1997 and February 23, 1996              F-6

Notes to Consolidated Financial Statements                            F-7



         (a)(3)   Exhibits:

         (a) The following exhibits, required by Item 601 of Regulation S-K, are filed herewith:

Exhibit
No.                           Title

27       Financial Data Schedule

         (b) The following exhibits were filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended November 22, 1996 and filed with the Commission of January 7, 1997 and are incorporated herein by reference:

Exhibit
No.                              Title

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

27       Financial Data Schedule

------------------------

* Certain information withheld and filed separately with the Commission pursuant to a request for confidential treatment.

         (c) The following exhibit was filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended August 23, 1996 and filed with the Commission on October 15, 1996 and is incorporated herein by reference.

Exhibit
No.                                  Title

10**     1996 Stock Option Plan

         (d) The following exhibits were filed as part of the Company's Form 10-K for the fiscal year ended February 23, 1996 and filed with the commission on June 7, 1996 and are incorporated herein by reference:

Exhibit
No.                                  Title

10c      Amendment to Promissory Note of Dennis N. Caulfield.

10d      Lease  for  Premises  at  455-473   Somerset   Ave.,   North   Dighton,
         Massachusetts.

         (e) The following exhibits were filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended November 24, 1995 and filed with the Commission on January 8, 1996 and are incorporated herein by reference:


Exhibit
No.                            Title

3a       Certificate of Incorporate of the Company, as amended.

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

Exhibit
No.                                   Title

10a**    Form of Employment Agreement of Dennis N. Caulfield.

10b**    Form of Employment Agreement of C. Jill Beresford

10c**    Form of Employment Agreement of Alex F. Vaicunas

10d**    1993 Stock Option Plan.

         (i) The following exhibits were filed as part of the Company's Form S-1 Registration Statement (No. 33-39463) declared effective by the Commission on June 13, 1991 and are incorporated herein by reference:

Exhibit
No.                                  Title

3b Form of Certificate of Designation of Series A. Convertible Preferred Stock, as amended.

3c Form of Amended Certificate of Designation for Series B Convertible Preferred Stock.

4a       Specimen Series A Convertible Preferred Stock Certificate.

         (j) The following exhibit was filed as part of the Company's Form S-18 Registration Statement (No. 33-36142-B) declared effective by the Commission on October 3, 1990 and is incorporated herein by reference:

Exhibit
No.                                                           Title

10i**             1990 Stock Option Plan.
----------------------
** These exhibits relate to executive compensation plans and arrangements.

         (k) The following Financial Statement Schedules were filed as part of the Company's Form 10-K for the fiscal years ended February 23, 1996, February 24, 1995 and February 25, 1994 as filed with the Securities and Exchange Commission on June 7, 1996, May 26, 1995 and June 10, 1994, respectively and are incorporated herein by reference.

         (l) Reports on Form 8-K.

         Issuance of Common Stock

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

         Change in Fiscal Year

         On December 2, 1997, the Board of Directors of the Company adopted a change of fiscal year, effective immediately, from a 52-53 week fiscal year ending on the Friday closest to February 28 to a calendar year ending on December 31. The Company's last fiscal year ended February 28, 1997 and the Company's current accounting period ended December 31, 1997. As a result of the change, the Company will file a transition report on Form 10-K for the 10 month period ended December 31, 1997.

         Sale of Equity Securities pursuant to Regulation S

         From December 2, 1997 through December 17, 1997, the Company sold an aggregate of 872,000 shares of its common stock, $.01 par value per share (the "Common Stock") to four non-US accredited investors (the Reg 5 Purchasers") in reliance upon the transaction exemption afforded by Regulation S ("Regulation S") as promulgated by the Securities and Exchange Commission ("SEC"), under the Securities Act of 1933, as amended, (the Act"). In conjunction with the sale of Common Stock, each Reg S purchaser signed a subscription agreement confirming its compliance with Rule 902 and 903 of Regulation S. In addition, the Company sold 222,223 shares of Common Stock to one accredited U.S. investor (the Reg D Purchaser") in reliance upon the transaction exemption afforded by Regulation D ("Regulation D") as promulgated by the SEC under the Act. The Reg D Purchaser signed an agreement confirming its status as an accredited investor. The Company received gross proceeds totaling $1,004,800 from the sale of the Common Stock to the Purchasers.

         Newport Capital Partners (the "Placement Agent"), of Newport, Rhode Island, was the placement agent in connection with the offering and received an aggregate of $126,620 in commissions and expense allowances. The Placement Agent also received 109,422 warrants to purchase Common Stock at the rate of one warrant for every 10 shares sold in the offering. The warrants will be exercisable for five years at $1.10, a price equal to 120% of the price at which the Common Stock was sold.

         Five-Year Purchase Agreement

         On March 31, 1998, the Company entered into a Five-year Purchase Agreement to sell exclusively to an international company thin, clear plastic film for tissue overwrap (paper towels and bathroom tissue) in North America and in certain foreign countries. Under the terms of the Purchase Agreement, the Company has agreed to supply up to $25 million of thin, clear film in each of the five years during the term of the agreement and to increase the Company's capacity to produce thin, clear film for tissue overwrap beyond $25 million annually upon prior reasonable notice. The international company must purchase at least $5 million in the first year and $10 million in each of the next four years of the agreement to maintain its exclusive rights. The international company has also agreed to immediately terminate its research and development program for thin film for tissue overwrap. The first shipment of thin, clear film under the agreement was made on April 9, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BPI PACKAGING TECHNOLOGIES, INC.

Date:  May 22, 1998

                                           By: /s/ Dennis N. Caulfield
                                                  Dennis N. Caulfield, Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name                            Capacity                             Date
----                            --------                             ----


/s/ Dennis N. Caulfield    Chairman of the Board of Directors,    May 22, 1998
                           Chief Executive Officer
                           and Chief Financial Officer


/s/ C. Jill Beresford      President, Treasurer and Director      May 22, 1998


/s/ David N. Laux          Director                               May 22, 1998

            REPORT OF INDEPENDENT ACCOUNTANTS - PRICE WATERHOUSE LLP

May 22, 1998

To the Board of Directors and
Stockholders of BPI Packaging Technologies, Inc.

In our opinion,  the financial  statements  listed in the index  appearing under
Item 14(a)(1) on page 28 present fairly, in all material respects, the financial position of BPI Packaging Technologies, Inc. and its subsidiaries at December 31, 1997 and February 28, 1997, and the results of their operations, their changes in stockholders' equity and their cash flows for the 10 month period ended December 31, 1997 and for each of the years ended February 28, 1997 and February 23, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has net working capital and operating cash flow deficiencies. In addition, the Company is in default on its capital lease obligations and its note payable. All of these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 1 and 6 to the financial statements, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to the Disposed of," for the year ended February 28, 1997.

/s/ Price Waterhouse LLP

Price Waterhouse LLP
Boston, Massachusetts

                        BPI Packaging Technologies, Inc.

                           Consolidated Balance Sheet

                                     Assets


                                                     December 31,   February 28,
                                                         1997            1997
                                                     ------------    -----------

Current assets
    Cash                                                $125,220         $58,134
    Accounts receivable, net                             721,239       2,093,760
    Inventories, net                                   1,057,866       4,534,453
    Prepaid expenses                                      52,948         270,486
                                                     -----------     -----------
          Total current assets                         1,957,273       6,956,833
                                                     -----------     -----------

Property and equipment, net                           17,828,860      19,803,337
                                                     -----------     -----------

Deposits - leases and equipment purchases                141,284         128,461
Loans to officers, net                                     5,416         479,797
Other assets, net                                      1,037,907       1,878,803
                                                     -----------     -----------
                                                       1,184,607       2,487,061
                                                     -----------     -----------

                                                     $20,970,740     $29,247,231
                                                     ===========     ===========





                   The accompanying notes are an integral part of these consolidated financial statements.

                                               BPI Packaging Technologies, Inc.

                                                  Consolidated Balance Sheet

                                             Liabilities and Stockholders' Equity



                                                                                                December 31,    February 28,
                                                                                                   1997            1997
                                                                                                -----------     -----------

Current liabilities
    Note payable                                                                                 $1,162,349      $3,733,477
    Trade notes payable                                                                             584,433              --
    Capital lease obligations due within one year                                                 4,426,205       2,109,718
    Accounts payable                                                                              6,714,870       7,090,283
    Accrued expenses                                                                              2,967,348         959,837
                                                                                                -----------     -----------
          Total current liabilities                                                              15,855,205      13,893,315
                                                                                                ------------    -----------

Capital lease obligations-long-term portion                                                              --       3,809,241
                                                                                                -----------     -----------

Stockholders' Equity
    Series B convertible preferred stock, $.01 par value                                          1,466,954       1,466,954
    Series A convertible preferred stock, $.01 par value                                          1,126,932       1,213,584
    Common stock, $.01 par value; shares authorized - 60,000,000 at December 31, 1997 and 30,000,000 at February 28, 1997;
      shares issued and outstanding - 19,513,496 at
      December 31, 1997 and 14,074,428 at February 27, 1997                                         195,135         140,745
    Capital in excess of par value                                                               43,076,603      38,134,612
    Accumulated deficit                                                                         (40,750,089)    (29,411,220)
                                                                                                -----------     -----------
                                                                                                  5,115,535      11,544,675
                                                                                                -----------     -----------

Commitments and contingencies

                                                                                                $20,970,740     $29,247,231
                                                                                                ===========     ===========




                   The accompanying notes are an integral part of these consolidated financial statements.

                                  BPI Packaging Technologies, Inc.

                                Consolidated Statement of Operations


                                                        Ten Month
                                                       period ended    -----Fiscal Year Ended------
                                                       December 31,    February 28,    February 23,
                                                           1997            1997            1996
                                                       ------------    ------------    ------------

Net sales                                              $ 13,951,725    $ 30,810,037    $ 28,839,954
Cost of goods sold                                       18,113,514      29,254,754      26,161,723
                                                       ------------    ------------    ------------
  Gross profit (loss)                                    (4,161,789)      1,555,283       2,678,231

Operating expenses:
  Selling, general and administrative                     5,655,244       7,318,352       6,370,956
  Write-down of impaired assets and related expenses           --         5,897,648            --
                                                       ------------    ------------    ------------


   Loss from operations                                  (9,817,033)    (11,660,717)     (3,692,725)

Other (expense) income:
  Allowance for officer loan                               (586,978)           --              --
  Interest expense                                         (984,064)     (1,112,647)       (865,206)
  Interest income                                            49,206           9,133          47,786
                                                       ------------    ------------    ------------


Net loss                                               ($11,338,869)   ($12,764,231)   ($ 4,510,145)
                                                       ============    ============    ============


Basic and diluted net loss per share                         ($0.73)         ($0.96)         ($0.38)
Shares used in computing basic and diluted
     net loss per share                                  15,579,747      13,261,815      11,756,532





                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                                                  BPI Packaging Technologies, Inc.

                                      Consolidated Statement of Changes in Stockholders' Equity
                                                   For the Ten Month Period Ended
                      December 31, 1997 and for the Fiscal Years Ended February 28, 1997 and February 23, 1996

                                                    Series A Convertible  Series B Convertible
                                 Common Stock          Preferred Stock      Preferred Stock     Capital in
                            ------------------------------------------------------------------  Excess of    Accumulated
                              Shares       Amount      Shares    Amount     Shares    Amount    Par Value     Deficit       Total
                            ----------   ----------   --------  ---------  --------  ---------  ----------   ----------   ----------
Balance at February 24,
 1995 ....................  11,658,359      116,584    380,371  1,521,484   146,695  1,466,954  33,080,026  (12,136,844) 24,048,204
Issuance of  shares based
 on RC America's FY95
 results .................      17,400          174                                                 71,688                   71,862
Conversion of Series A
 convertible preferred
 stock to common stock ...      76,425          764    (76,425)  (305,700)                         304,936                       --
Sale of common stock pursuant
 to partial exercise of
 Class A warrants, net of
 issuance costs ..........      48,725          487                                                158,563                  159,050
Net loss for the year ended
 February 23, 1996 .......                                                                                   (4,510,145) (4,510,145)
                            ----------   ----------   --------  ---------  --------  ---------  ----------   ----------  ----------
Balance at February 23,
 1996 ....................  11,800,909      118,009    303,946  1,215,784   146,695  1,466,954  33,615,213  (16,646,989) 19,768,971
Sale of common stock
 pursuant to Regulation S
 and Regulation D private
 placement offerings, net
 of issuance costs .......   1,207,500       12,075                                              2,194,793                2,206,868
Sale of common and preferred
 stock pursuant to partial
 exercise of underwriter's
 warrants from prior public
 offerings, net of
 issuance costs ..........     402,600        4,026    100,000    225,000                          851,024                1,080,050
Conversion of Series A
 convertible preferred
 stock to common stock ...      56,800          568    (56,800)  (227,200)                         226,632                       --
Sale of common stock
 pursuant to exercise of
 class B warrants from the
 Company's third public
 offering, net of issuance
 costs ...................     511,761        5,118                                              1,092,799                1,097,917
Issuance of common stock
 based on RC America's
 FY96 results ............       2,550           26                                                  5,074                    5,100
Issuance of 92,308
 Regulation S common shares
 in exchange for Series C
 redeemable preferred
 stock ...................      92,308          923                                                149,077                  150,000
Net loss for the year
 ended February 28, 1997..                                                                                  (12,764,231)(12,764,231)
                            ----------   ----------   --------  ---------  --------  ---------  ----------  ----------- ----------
Balance at February 28,
 1997 ....................  14,074,428      140,745    347,146  1,213,584   146,695  1,466,954  38,134,612  (29,411,220) 11,544,675
Conversion of Series A
 convertible preferred
 stock to common stock ...      21,663          217    (21,663)   (86,652)                          86,435                       --
Issuance of common stock
 based on RC America FY 97
 results .................       5,280           52                                                  8,527                    8,579
Sale of common stock
 pursuant to Regulation S
 and Regulation D private
 placement offerings, net
 of issuance costs .......   4,991,125       49,911                                              4,354,080                4,403,991
Issuance of common stock
 in exchange for commission
 on private placement
 offerings ...............     387,500        3,875                                                383,626                  387,501
Issuance of common stock
 in exchange for consulting
 services ................      33,500          335                                                 33,165                   33,500
Warrants granted to
 consultants..............                                                                          76,158                   76,158
Net loss for the 10 month
 period ended December 31,
 1997.....................                                                                                  (11,338,869)(11,338,869)
                            ----------   ----------   --------  ---------  --------  --------- ----------- ------------ -----------
Balance at December 31,
 1997 ....................  19,513,496      195,135    325,483  1,126,932   146,695  1,466,954 $43,076,603 ($40,750,089) $5,155,535
                            ==========   ==========   ========  =========  ========  ========= =========== ============  ==========

                     The accompanying notes are an integral
                   part of consolidated financial statements.

                                             BPI Packaging Technologies, Inc.

                                           Consolidated Statement of Cash Flows

                                                                               Ten Month
                                                                             Period Ended   ---- Fiscal Year Ended -----
                                                                             December 31,    February 28,    February 23,
                                                                                 1997            1997            1996
                                                                             ------------    ------------    ------------
Cash flows from operating activities:
  Net Loss                                                                   ($11,338,869)   ($12,764,231)    ($4,510,145)
                                                                             ------------    ------------    ------------

  Adjustments to reconcile netloss to net cash provided (used) by operating activities:
      Depreciation and amortization ......................................      2,186,621       3,417,849       2,643,138
      Write-down of impaired assets and related expenses .................           --         5,897,648            --
      Inventory reserve ..................................................       (925,000)      1,215,000            --
      Allowance for lease losses..........................................      1,643,377            --              --
      Allowance for officer loan .........................................        586,978            --              --
      Warrants and common stock granted to consultants....................        109,658            --              --
      Allowance for uncollectible trade receivables ......................        175,000            --              --
      Changes in assets and liabilities:
          Decrease in accounts receivable - trade ........................      1,197,521          84,372         339,333
          (Increase) decrease in inventories .............................      4,401,587      (1,821,856)      1,396,496
          (Increase) decrease in prepaid expenses ........................        217,538        (302,566)       (404,603)
          Increase in accounts payable ...................................        209,020       3,218,584         513,979
          Increase in other accrued expenses .............................        364,134         132,409         108,899
          Increase (decrease) in other assets, net .......................        840,896        (198,418)       (105,001)
                                                                             ------------    ------------    ------------
              Total adjustments ..........................................     11,007,330      11,643,022       4,492,241
                                                                             ------------    ------------    ------------
              Net cash used by operating activities ......................       (331,539)     (1,121,209)        (17,904)
                                                                             ------------    ------------    ------------
Cash flows from investing activities:
    Additions to property and equipment ..................................       (212,144)     (1,549,878)     (3,018,810)
    Cost of patents ......................................................           --          (144,928)        (61,410)
    Decrease (increase) in deposits, net .................................        (12,823)        388,922         362,654
    Advances to officers .................................................       (112,597)        (44,560)       (174,240)
    Decrease  in note receivable, net ....................................           --              --           811,980
                                                                             ------------    ------------    ------------
              Net cash used by investing activities ......................       (337,564)     (1,350,444)     (2,079,826)
                                                                             ------------    ------------    ------------
Cash flows from financing activities:
    Net (payments) borrowings under note payable .........................     (2,571,128)        (19,127)      1,960,518
    Principal payments on long-term debt
      and capital lease obligations ......................................     (1,492,754)     (1,945,014)     (1,565,613)
    Proceeds from equipment financings ...................................           --              --           302,418
    Net proceeds from sales and issuances of stock .......................      4,800,071       4,384,835         159,050
                                                                             ------------    ------------    ------------
              Net cash provided by financing activities ..................        736,189       2,420,694         856,373
                                                                             ------------    ------------    ------------
Net (decrease) increase in cash ..........................................         67,086         (50,959)     (1,241,357)
Cash at beginning of period ..............................................         58,134         109,093       1,350,450
                                                                             ------------    ------------    ------------
Cash at end of period ....................................................   $    125,220    $     58,134    $    109,093
                                                                             ============    ============    ============
Cash paid for interest ...................................................   $    900,855    $  1,093,648    $    965,251
                                                                             ============    ============    ============

Non-cash investing and financing activities:

Capital lease obligations of $590,069 and $3,238,840 were incurred in Fiscal 1997 and Fiscal 1996, respectively,  when the
Company entered into capital lease agreements to purchase machinery and equipment.

During the ten month period ended December 31, 1997, two trade  payables,  totaling  $584,433,  were converted into trade notes payable (Note 10).

                   The accompanying notes are an integral part of these consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

Note 1: Organization and Significant Accounting Policies

Organization

         BPI Packaging Technologies, Inc. (the "Company") develops, manufactures, markets and sells proprietary high performance unprinted and printed plastic films to consumer packaged goods and industrial companies. The Company also develops, manufactures, markets and sells proprietary plastic carryout bags of "T-shirt sack" design (from various plastic film products manufactured by the Company) in proprietary, value-added dispensing systems for use in supermarket, convenience, retail and drug store chains. The Company operates two wholly-owned subsidiaries: RC America, Inc., which purchases surplus inventory from manufacturers of consumer products and markets and sells the products to mass merchandise retailers and other retail chains; and Market Media, Inc., which sells and markets in-store advertising and promotion programs and Anti-Smoking advertising programs in public schools.

Significant Accounting Policies

Fiscal Year

         The Company changed its fiscal year to coincide with the calendar year ending December 31, 1997, resulting in a 10 month period. In previous years, the Company's fiscal years ended February 28, 1997 and February 23, 1996, respectively.

Inventories

         The Company values its inventories at the lower-of-cost, determined using the first-in, first-out (FIFO) method, or market. Cost includes material and conversion costs.

Property and Equipment

         Property and equipment are recorded at cost which includes costs of assets constructed or purchased, related delivery and installation costs and interest incurred on significant capital projects during their construction and installation periods. Property under capital leases is recorded at the lower of the present value of future minimum rental payments or the fair value of the property at the beginning of the lease term. Maintenance and repairs that do not extend the useful life of the asset or improve capacity are charged to expense when incurred. Machinery and equipment are depreciated using the straight-line method over a period of eleven years. Leasehold improvements consist of costs relating to buildings and equipment under lease and are amortized using the straight-line method over the shorter of the life of the asset or the remaining life of the lease.

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

Advertising Costs

         Advertising and trade show costs are expensed as incurred. Total advertising expenses were $113,478, $309,316 and $85,454 for the 10 month period ended December 31, 1997, and for Fiscal Years 1997 and 1996, respectively.

Revenue Recognition and Concentration of Credit Risk

         The Company recognizes revenues on an accrual basis when the products are shipped. Concentration of credit risk with respect to accounts receivable is limited due to the number and diversity of customers comprising the Company's customer base. The Company maintains reserves for potential credit losses.

Basis of Consolidation

         The consolidated financial statements include the results of the Company's wholly-owned subsidiaries, RC America, Inc., and Market Media, Inc. All intercompany activity has been eliminated in consolidation.

Basic and Diluted Net Loss Per Share

         In February 1997, the Financial Accounting Standards Boards issued SFAS No. 128, "Earnings per Share", which supersedes Accounting Principles Board Opinion No. 15 and specifies the computation, presentation and disclosure requirements of earnings per share. SFAS No. 128 requires the presentation of "basic" and "diluted" earnings per share. Basic earnings per share is computed by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of common shares outstanding and potential dilutive common shares outstanding for the period. As required, the Company adopted SFAS No. 128 in the fourth quarter of the 10 month period ended December 31, 1997. All prior periods earnings per share amounts have been restated to comply with SFAS No. 128.

         For each of the years presented the Company has recorded a net loss. Therefore, basic and diluted earnings per share are the same due to the antidilutive effect of potential common shares outstanding. Antidilutive potential common shares excluded from the 10 month period ended December 31, 1997 and Fiscal Years 1997 and 1996 computation include 783,117, 773,830 and 795,630 common shares, respectively, issuable upon the exercise of stock options. Antidilutive potential common shares excluded from the 10 month period ended December 31, 1997 and Fiscal Years 1997 and 1996 computation also included 472,178, 493,841 and 450,641 common shares issuable upon the conversion of redeemable convertible preferred stock. Antidilutive potential common shares excluded from the 10 month period ended December 31, 1997 computation included 109,422 issuable upon the exercise of warrants.

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

Fair Value of Financial Instruments

         The Company's financial instruments are comprised of cash, accounts receivable, deposits, accounts payable and bank borrowings, all of which approximate fair value.

Accounting for Stock-Based Compensation

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows an entity to account for employee stock compensation under a fair value based method or SFAS 123 also allows an entity to continue to measure costs for employee stock based compensation plans using the intrinsic value-based method of accounting under APB Opinion No. 25
"Accounting for Stock Issued to Employees" ("APB 25"), supplemented by the appropriate note disclosure. The Company continues to account for employee stock-based compensation under APB 25 and has made the pro forma disclosures required under SFAS 123 (Note 21).

Impairment of Long-Lived Assets

         In Fiscal Year 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The statement requires the recognition of an impairment loss for an asset held for use when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of the impairment loss is based on fair value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows.

Reclassifications

         Certain balances in the prior year financial statements have been reclassified to conform to the current period presentation.

Note 2: Going Concern and Management's Plan

         As shown in the accompanying consolidated financial statements, the Company has suffered recurring net losses and has net working capital and operating cash flow deficiencies. Additionally, significant trade credit balances are past due and operating and capital lease obligations are in default at the balance sheet date. Further, as discussed in Note 11, the Company's revolving credit facility is renewable annually. Subsequent to December 31, 1997, the lender informed the Company that it wanted repayment of the revolving line of credit and the company has agreed to repayment by June 30, 1998.

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

         The Company exited the production of its traditional T-shirt bag product lines during the 10 month period ended December 31, 1997. Increased competition from large domestic and overseas competitors with significant production economies of scale caused the Company to incur substantial losses on these products during the past several years. The Company has shifted its resources to the production of proprietary bag and plastic film product lines which have the potential to have higher profit margins. In February 1998, one of the five largest supermarket chains in the United States decided to use the Fresh-Sac (R) Produce Profit Builder (TM) marketing program after successful in-store testing and presently there are 17 other supermarket chains in various stages of in-store testing. On March 31, 1998, the Company entered into a Five-year Purchase Agreement to sell exclusively to an international company thin, clear plastic film for tissue overwrap in North America and in certain foreign countries. Additionally, the Company is negotiating a new revolving line of credit and term loan to buyout capital leases. The Company also plans to continue raising additional equity in Calendar Year 1998.

Note 3: Accounts Receivable-Trade

         Accounts receivable-trade consist of the following:

                                                  December 31,      February 28,
                                                     1997               1997
                                                 ------------       ------------
Accounts receivable-trade                        $ 1,071,239        $ 2,268,760
Allowance for doubtful accounts                     (275,000)          (100,000)
Allowance for credits                                (75,000)           (75,000)
                                                 -----------        -----------
                                                 $   721,239        $ 2,093,760
                                                 ===========        ===========
Note 4: Inventories

         Inventories, net of valuation reserves, consist of the following:

                                              December 31,          February 28,
                                                 1997                   1997
                                             ------------           ------------
Raw material                                 $   285,058            $ 1,120,902
Finished goods                                 1,062,808              4,628,551
Reserves                                        (290,000)            (1,215,000)
                                             -----------            -----------
                                             $ 1,057,866            $ 4,534,453
                                             ===========            ===========

         Raw material includes virgin high density, high molecular weight polyethylene ("HMWPE") resin, re-processed HMWPE material, color inks and additives, and post-industrial scrap generated during the manufacturing process.

Note 5:   Property and Equipment, Net

         Property and equipment consist of the following:

                                                December 31,       February 28,
                                                    1997              1997
                                                ------------      ------------
Machinery and equipment                         $24,817,161       $24,605,067
Leasehold improvements                            3,611,082         3,611,032
Office furniture and fixtures                       303,731           303,731
Motor vehicles                                       19,900            19,900
                                                -----------       -----------
                                                 28,751,874        28,539,730
Less accumulated depreciation
 and amortization                                10,923,014         8,736,393
                                                -----------       -----------
                                                $17,828,860       $19,803,337
                                                ===========       ===========

          Assets recorded under capital leases were as follows:

                                                   December 31,     February 28,
                                                       1997             1997
                                                   ------------     ------------

Machinery and equipment                            $13,041,270       $13,041,270
Less accumulated amortization                        4,055,971         2,870,403
                                                   -----------       -----------
                                                   $ 8,985,299       $10,170,867
                                                   ===========       ===========

         Depreciation and amortization expense relating to fixed assets was $2,186,621, $3,216,189 and $2,452,131 for the 10 month period ended December 31,
1997 and for the years ended February 28, 1997 and February 23, 1996, respectively, of which $1,185,568, $1,158,749 and $893,908, respectively, related to amortization of equipment held under capital leases.

         During Fiscal Year 1997, in accordance with SFAS No. 121, the Company wrote-down machinery and equipment to their estimated fair value, which resulted in a non-recurring charge of $3,335,070, which is included in the $5.9 million write-down of impaired assets and related expenses (Note 6).

Note 6: Write-Down of Impaired Assets

         During the fourth quarter of Fiscal Year 1997, the Company made the decision to exit the traditional T-shirt bag product lines. The application of SFAS No. 121 caused the Company to recognize a non-cash charge of $5.9 million to write down to fair value certain long-lived assets consisting principally of machinery and equipment, patents and goodwill, together with other related expenses. The method used to determine fair value was a discounted cash flow approach. The assets consist of those related to the manufacture of the traditional T-shirt bag product lines.

         Included in the $5.9 million charge is $512,000 representing settlement and defense costs incurred in connection with the resolution of a patent infringement suit.

Note 7: Patents

         The Company owns patents and has applied for several other U.S. patents and certain foreign patents. No costs associated with patent applications were capitalized during the 10 month period ended December 31, 1997 and Fiscal Year

1997. A total of approximately $61,000 of costs were capitalized relating to patent applications during Fiscal Year 1996. Amortization expense of approximately $87,000 and $85,000 were recorded in Fiscal Years 1997 and 1996, respectively.

         In conjunction with the write-down of impaired assets and related expenses, the write-off of all patent costs and associated accumulated amortization resulted in a charge of $1,045,000 to the Statement of Operations in the Fiscal Year 1997. The total accumulated amortization balance at February 23, 1996 was approximately $313,000. As more fully described in Note 6, this charge is the result of the Company's decision to exit the traditional T-shirt bag product lines.

Note 8:  Other Assets

         Other assets are comprised of the following:

                                                December 31,     February 28,
                                                   1997              1997
                                                ------------     ------------

Spare parts and supplies, net                   $  669,405       $1,117,338
Other assets                                       368,502          761,465
                                                ----------       ----------
                                                $1,037,907       $1,878,803
                                                ==========       ==========

Note 9: Accrued Expenses

Accrued expenses consist of the following:

                                               December 31,        February 28,
                                                  1997                 1997
                                              -------------        ------------
Employee compensation and benefits            $  207,283           $  126,693
Accrued lease expense                          1,643,377                 --
State taxes and penalties                        550,000              216,682
Professional fees                                140,000               80,000
Other                                            426,688              536,462
                                              ----------           ----------
                                              $2,967,348           $  959,837
                                              ==========           ==========

Note 10: Trade Notes Payable

         The Company converted two trade payables into unsecured trade notes payable which mature on March 15, 1998 and April 17, 1998 and bear fixed interest rates of 10% and 8.5%. As of December 31, 1997, $584,433 was outstanding under these notes.

         As of March 15, 1998 and April 17, 1998 the Company was in default on both of the above trade notes payable.

Note 11: Note Payable

         The Company has an $8,000,000 revolving line of credit secured by accounts receivable and inventory. Borrowings under the line of credit are subject to 80% of qualifying accounts receivable and 35% of qualifying inventories, less the aggregate amount utilized under all commercial and standby letters of credit and bank acceptances. The line of credit bears interest at 5.0% above the variable interest rate quoted by Norwest Bank of Minnesota with a minimum rate of 8.0% (13.5% at December 31, 1997) and provides for a 1/2 of 1% unused line fee. The credit line is for 5 years and is subject to renewal annually. At December 31, 1997, the balance under the line of credit is $1,162,349, which was the maximum available based on the qualifying accounts receivable and inventory balances. The line of credit includes certain financial covenants that the Company must maintain to avoid a default, including current ratio, debt to equity ratio, maintaining a net worth of $14 million, limitation on capital spending, and profitability. As of and during the 10 month period ended December 31, 1997 the Company failed to meet several of the financial covenants. The lender waived the condition of default for the financial covenants that were not met. Subsequent to December 31, 1997, the lender informed the Company that it wanted repayment of the revolving line of credit and the Company has agreed to repayment by June 30, 1998 (Note 24).

Note 12: Capital Lease Obligations

         The Company's capital lease obligations at December 31, 1997 and February 28, 1997 consisted of the following:

                                               December  31,   February 28,
                                                  1997             1997
                                               ------------    -----------

Total Minimum lease payments                    $5,006,262     $6,846,411
Less amount representing interest                  580,057        927,452
                                                ----------     ----------
Obligations under capital leases                 4,426,205      5,918,959
Less amounts due within one year                 4,426,205      2,109,718
                                                ----------     ----------
        Long-term portion                       $     --       $3,809,241
                                                ==========     ==========

         As all capital leases were in default as of December 31, 1997, all future payments have been classified as current (Note 23).

Note 13: Mandatorily Redeemable Preferred Stock

         The Company is authorized to issue up to an aggregate of 2,000,000 shares of $.01 par value preferred stock. In October 1990, the Company issued 36,674 shares of Series C Mandatorily Redeemable Preferred stock. The 6% non-cumulative, non-voting stock was redeemable in two equal amounts of $183,369 on March 1, 1991 and March 1, 1992. The first payment of $183,369, for the redemption of 18,337 shares, was made in October 1992. The second payment of $183,369 for redemption of 18,337 shares, was made on February 14, 1997, by the issuance of 92,308 Regulation S shares of the Company's Common Stock. The Series C Mandatorily Redeemable Preferred Stock had a liquidation preference over the Series A Preferred Stock at a rate of $10.00 per share plus any declared but unpaid dividends (Note 14).

Note 14: Stockholders' Equity

         As of December 31, 1997 the Company had 19,513,496 shares of common stock outstanding. During Fiscal Year 1996, covering the period February 26, 1995 through February 23, 1996, there were no private placements. During Fiscal Year 1997, covering the period from February 24, 1996 to February 28, 1997, a total of 1,207,500 shares were issued in a private placement with net proceeds of $2,206,868. From March 1, 1997 to December 31, 1997, a total of 4,991,125 shares were issued in a private placement with net proceeds of $4,800,071. From January 1, 1998 to April 30, 1998, a total of 1,400,000 shares were issued for net proceeds of $1,066,200. An additional 387,500 shares were issued relating to the private placements from March 1, 1997 to December 31, 1997.

         The Board of Directors has designated two classes of preferred stock included within stockholders' equity as follows:

         Series A, 8.5% Non-Cumulative, Redeemable, Convertible Preferred Stock ("Series A Preferred Stock"), convertible at the holder's option into one share of common stock of the Company at any time prior to redemption. At the Company's option, the stock is redeemable at $4.00 per share after not less than 30, nor more than 60 days written notice provided the closing bid price of the Company's common stock averages in excess of $9.00 per share for 30 consecutive trading days ending within five days of the notice of redemption. The Series A Preferred Stock votes with the common stock as a single class. At December 31, 1997 and February 28, 1997, there were 325,483 and 347,146 shares issued and outstanding, respectively. As of April 30, 1998 there were 213,583 shares issued and outstanding.

         Series B, 6% Non-Cumulative, Non-Voting Convertible Preferred Stock ("Series B Preferred Stock"), redeemable and convertible at any time at $10 per share. Such stock retains a liquidation preference over the Series A Preferred Stock at a rate of $10 per share plus any declared but unpaid dividends. At December 31, 1997 and February 28, 1997, there were 146,695 shares of Series B Preferred Stock issued and outstanding.

         The Company has reserved 3,472,536 shares of common stock for issuance upon exercise of outstanding warrants and employee stock options granted or available for grant (Note 21), upon the conversion of preferred stock and in connection with the agreement with RC America, Inc. For the 10 month period ended December 31, 1997, no shares of common stock were issued. Based on the operating results of RC America, Inc. for Fiscal Year 1997 and Fiscal Year 1996, an additional 2,640 and 2,550 shares were issued in May 1997 and May 1996, respectively.

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

Note 15: Warrants to Purchase Securities of the Company

         An aggregate of 153,000 shares of Common Stock and 50,000 shares of Series A Preferred Stock were issued to the underwriter's of the second public offering, at an exercise price of $2.25 in May, 1996 upon the exercise of Class A Warrants which would have expired on June 13, 1996.

         In conjunction with the third public offering, an aggregate of 48,725 Class A Warrants were exercised at $5.00 before the expiration date of June 15, 1995 and an aggregate of 456,931 Class B Warrants were exercised at $2.80 before the expiration date of October 6, 1996. Additionally, an aggregate of 299,600 shares of Common Stock were issued to the underwriter's of the third public offering at an exercise price of $2.25 in May, 1996 upon the exercise of Class B Warrants which would have expired on October 7, 1997.

         As of December 31, 1997 all Class A and Class B Warrants issued to the public shareholders and the underwriters were exercised or expired.

         In May 1996, the Company issued warrants to financial consultants to purchase an aggregate of 200,000 shares of Common Stock at an exercise price of $4.25 per share. The warrants expired on December 31, 1997 and were not exercised.

         In December 1997, the Company issued 109,422 Warrants with a three year life to purchase one share of Common Stock at $1.10 per share in connection with a private placement of its common stock, net of costs in the amount of $109,658. In April 1998, the Company issued 150,000 Warrants with a three year life to purchase one share of Common Stock at $1.08 per share in connection with a private placement of its securities.

         During the period March 1, 1998 to April 30, 1998 the Company issued 400,000 Warrants with a three year life to purchase one share of Common Stock at $1.25 per share to two lessors in connection with the restructuring of certain Capital and Operating Leases that were in default as of December 31, 1997. Settlement expense in the amount of $240,400 was recorded for the 10 month period ended December 31, 1997 (Note 12).

Note 16: Income Taxes

         Due to the taxable loss incurred and the availability of net operating losses, there was no tax provision or benefit recorded for the 10 month period ended December 31, 1997. Accordingly, the effective tax rate is zero percent as compared to the Federal statutory rate of 34% because the Company has placed a full valuation allowance on its net deferred tax assets.

Cumulative temporary differences under SFAS 109 are as follows:

                                                     December 31,   February 27,
                                                         1997           1997
                                                     -----------    -----------
Deferred tax assets:
         Allowance for uncollectible accounts       $    377,322    $    70,473
         Net operating loss carryforward              12,825,784      9,831,374
         Inventory                                       151,993        532,583
         Write-down of fixed assets                    1,226,450      1,343,033
         Write-down of patents                           400,031          --
         Allowance for lease losses                      685,606          --
         Investment tax credit                           528,200        598,446
         Other items                                     489,712         20,193
                                                     -----------    -----------
            Total deferred tax assets                $16,685,094    $12,396,102
                                                     ===========    ===========
Deferred tax liabilities:
         Excess depreciation                         $    76,197    $     3,813
         Prepaid rent                                    143,281        179,895
                                                     -----------    -----------
            Total deferred tax liabilities           $   219,478    $   183,078
                                                     ===========    ===========

Net deferred tax assets                              $16,465,616    $12,213,024
Deferred tax asset valuation allowance               (16,465,616)   (12,213,024)
                                                     -----------    -----------
                                                          --             --
                                                     ===========    ===========

          A valuation allowance is required to be established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has determined that a valuation allowance is required as it is not certain that the results of future operations will generate sufficient taxable income to realize the deferred tax asset.

         At December 31,1997 the Company had available for federal and state income tax purposes unused net operating loss (NOL) carryforwards of approximately $32,770,734 and $26,853,823, respectively. The federal carryforwards expire in various amounts beginning in the year 2003, and the state carryforwards expire in various amounts from 1998 through 2003. The Company has available state investment tax credit carryforwards of approximately $528,000 expiring in various amounts from 1998 to 2003, and approximately $113,000 in carryforwards with unlimited expirations.

         A substantial change in the Company's ownership, as defined in section 382 of the Internal Revenue Code, may significantly limit the future utilization of the federal NOL carryforwards incurred prior to an ownership change. In Fiscal Years 1994 and 1991 substantial changes in ownership occurred. In addition the Company has had a number of transactions subsequent to Fiscal Year 1994 which may have further limited the Company's ability to use its federal NOL carryforwards.

Note 17: Major Customers

         During the 10 month period ended December 31, 1997 no customer represented more than 10% of total sales. In Fiscal Year 1997 sales to one customer represented 16% of total sales. In Fiscal Year 1996 sales to two customers represented approximately 15% and 10% of total sales.

Note 18: Related Party Transactions

         Loans made to an officer totaled $586,979 at December 31, 1997, and $476,486 at February 28, 1997, and bear interest at a rate of 9.5%. The loans are due and payable January 1, 2001. The officer has agreed to apply any bonus payments received under the Company's executive bonus plan to reduce the amounts outstanding under the loan. As the Company has suffered recurring net losses and operating cash flow deficiencies, a reserve of $586,978 has been established for this loan as of December 31, 1997.

         Loans made to another officer totaled $5,415 at December 31, 1997, and $3,308 at February 28, 1997, and bear interest at a rate of 9.5%.

         In March, 1998 the Company received a notice from the Massachusetts Department of Revenue requiring the Company to garnish the wages of the Chairman of the Company. The amount subject to the levy totaled approximately $200,000. For the period through May 16, 1998 the Company did not comply with the terms of the levy. Subsequently the Company paid, on behalf of the Chairman, approximately $36,000 of the levy and established an interest bearing note due on or before June 30, 1998. The Chairman and the Company have agreed that all wages, salaries, bonuses and other compensation that may be earned by the Chairman shall be forwarded to the Massachusetts Department of Revenue in accordance with the terms of the levy, until such time that the Company is advised that compliance with the levy is no longer required.

         The Company acquired in Fiscal 1993 a 50.5% interest, in exchange for $125,000, in a company (RC America, Inc.) founded and managed by the 49.5% minority shareholder, Ronald Caulfield, a brother of the Company's Chairman. On February 26, 1994, the Company entered into a stock exchange agreement (the "Agreement") to exchange 200,000 shares of its common stock at their estimated fair market value for Ronald Caulfield's 49.5% minority interest in RC America, Inc. Effective February 26, 1994 Ronald Caulfield exchanged his shares in accordance with the "Agreement." As a result, RC America, Inc. is now a wholly owned subsidiary of the Company. The Agreement also contains demand and piggy-back registration rights and provides for the issuance to Ronald Caulfield of up to an additional 100,000 shares of the Company's common stock over a five year period based on RC America, Inc. attaining certain levels of pre-tax earnings. For the 10 month period ended December 31, 1997, no shares of Common Stock were issued. Based on the operating results of RC America, Inc. for Fiscal Year 1997 and Fiscal Year 1996, a total of 2,640 and 2,550 shares, respectively were earned and were issued to Mr. Caulfield in May 1997 and May 1996, respectively. In addition, Ronald Caulfield entered into a five year employment agreement with RC America, Inc. which provides for certain bonus, severance and non-compete arrangements.

         The value of the stock issued pursuant to the Agreement exceeded the book value of the assets acquired and the Company has recorded goodwill of $800,000, amortizing the goodwill pro-rata over ten years. Issuance of the additional 2,640 and 2,550 shares of common stock resulted in an insignificant amount of additional goodwill. At February 28, 1997, the Company wrote off approximately $620,000 of goodwill as part of the impairment of long-lived assets (Note 6). The total unamortized goodwill included in Other Assets and related to these transactions at February 23, 1996 was $789,402.

         Ivan J. Hughes, a director of the Company until his resignation from the Board on February 17, 1998, is President of the Plastics Division Duro Bag Manufacturing Company ("Duro"). For Fiscal Year 1997 and Fiscal Year 1996, Duro accounted for approximately 16% and 10%, respectively, of the Company's sales.

Note 19: Employment Agreements

         In October 1993, the Company entered into employment agreements with certain officers. Among other things, these agreements provide for minimum base compensation of $750,000 in the aggregate plus incentive compensation based on pre-tax profits and for severance payments which approximate two years of base compensation. Each of these agreements will expire on June 30, 1998.

Note 20: Operating Leases and Commitments

         The Company's lease agreement for its Dighton facility was renegotiated effective January 1, 1996 and runs for a period of twelve years. The Company has entered into various operating leases for certain manufacturing equipment expiring on various dates through 2007.


         The future minimum rental commitments under noncancelable operating leases as of December 31, 1997 are as follows:
                                                        Operating
                 Fiscal Year                             Leases
                 -----------                             ------

                  1998............................    $1,257,000
                  1999............................     1,180,000
                  2000............................       893,000
                  2001............................       480,000
                  2002............................       383,000
                  Thereafter .....................     2,626,000
                                                      ----------
                                                      $6,819,000
                                                      ==========

         Expense under operating leases was $1,410,000, $1,646,000 and $1,583,000 for the 10 month period ended December 31, 1997, February 28, 1997, and February 23, 1996, respectively. All operating leases and real-estate leases were in default as of December 31, 1997.

         The Company is involved in litigation with equipment lessors and trade vendors which is expected to be settled. However, if not settled, such litigation could have a material impact on the financial statements.

          At December 31, 1997, the Company had commitments to purchase approximately $275,000 of machinery and equipment.

Note 21: Stock Option Plans

         In May 1990, the Company adopted a stock option plan and on October 25, 1993, the Board of Directors approved a stock option plan that provides certain individuals the right to purchase up to 200,000 shares and 750,000 shares, respectively, of common stock. In September 1996, the Company adopted a stock option plan that entitles certain individuals the right to purchase up to 1,000,000 shares of common stock. The Board of Directors determines those individuals who shall receive options, the time period during which the options may be exercised, and the number of shares of common stock that may be purchased and the exercise price (which can not be less than the fair market value of the common stock on the date of grant). Options generally vest ratably over two to five years. The Company may not grant employee incentive stock options with a fair value in excess of $100,000 that is first exercisable during any one calendar year. Options granted under the stock option plan generally expire ten years from the date of grant.

         There was no activity under the 1996 Stock Option Plan during the 10 month period ended December 31, 1997 and the year ended February 28, 1997. Transactions under the 1990 and 1993 Stock Option Plans during the 10 month period ended December 31, 1997 and the year ended February 28, 1997 are summarized as follows:

                                               Ten Month Period Ended              Year Ended
                                                 December 31, 1997             February 28, 1997
                                            --------------------------  ----------------------------
                                                      Weighted average             Weighted average
         Options                            Shares    exercise price    Shares      exercise price
         -------                            ------    --------------    ------      --------------
Outstanding at beginning of year             773,830    $  3.98        795,630        $   4.04
Options granted whose exercise price
  equal the market price of the stock
  on grant date                              156,000    $  1.75         12,500            2.40
Options granted whose exercise price
  is greater than the market price of the
  stock on grant date                                                    9,200            2.40
Canceled                                    (146,713)      3.98        (43,500)           3.49
                                            --------                   -------
Outstanding at year end                      783,117       3.54        773,830            3.98
                                            ========                   =======

Options exercisable at period end            629,317                   589,377
                                            ========                   =======

Weighted average fair value of options
 granted during the period                              $  1.75                       $  1.65
                                                        =======                       =======

                                                       Year Ended
                                                  February 23, 1996
                                             -------------------------------
                                                           Weighted average
         Options                             Shares        exercise price
         -------                             ------        --------------

Outstanding at beginning of year             778,955           $   4.07
Options granted whose exercise price
  equal the market price of the stock
  on grant date                               26,000               4.00
Options granted whose exercise price
  is greater than the market price of the
  stock on grant date                         21,000               5.40
Canceled                                     (30,325)              5.64
                                             -------
Outstanding at year end                      795,630               4.04
                                             =======

Options exercisable at period end            466,025
                                             =======
Weighted average fair value of options
 granted during the period                   $  2.95
                                             =======

         In March of 1996, the Company granted 18,500 options with an exercise price of $2.38. In January of 1997, the Company granted 3,200 options with an exercise price of $2.50. In March of 1996, the Company changed the exercise price for selected options, which were granted in fiscal 1993, from $6.25 to $4.00, and selected options, which were granted in fiscal 1994, from $6.63 to $4.00.

The following table summarizes information about employee options outstanding at December 31, 1997:

                                           Options outstanding
                                           -------------------
                                                 Weighted
                                 Number          average           Weighted
                             outstanding at     remaining           average
  Range of exercise prices  December 31,1997   contractual life  exercise price
   -----------------------  ----------------   ----------------  --------------

         $1.75-3.00           191,700              8.85        $   1.93
          3.88-4.75           568,917              5.50            4.00
          5.50-6.25            22,500              7.10            5.65
                              -------
                              783,117              6.37            3.54
                              =======

                                    Options exercisable
                                    -------------------
                                  Number                  Weighted
                                 exercisable at           average
 Range of exercise prices      December 31, 1997        exercise price
 ------------------------      -----------------        --------------
$ 1.75-3.00                          43,100               $   2.50
  3.88-4.75                         565,417                   4.00
  5.50-6.25                          21,000                   5.64
                                    -------
                                    629,517                   3.96
                                    =======

Fair Value Disclosures

         At December 31, 1997, the Company has three option plans, which are described above. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's three stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                     Ten Month Period Ended      Year ended
                                       December 31, 1997      February 28, 1997
                                       -----------------      -----------------

 Net Loss             As reported      ($11,338,869)           ($12,764,231)
                      Pro forma        ($11,468,958)           ($13,181,343)

 Basic and diluted    As reported            ($0.73)                 ($0.96)
 net loss per share   Pro forma              ($0.74)                 ($0.99)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the applicable periods: dividend yield of 0.0% for both periods; risk free interest rate of 5.81% for options granted during the 10 month period ended December 31, 1997 and 5.86% to 6.2% for options granted and re-priced during the year ended February 28, 1997; a weighted average expected option term of 10 years for options granted during the 10 month period ended December 31, 1997, and 5.33 to 10 years for options granted and re-priced for the year ended February 28, 1997; and expected volatility of 67.57% for options granted during the 10 month period ended December 31, 1997 and 56.59% and 62.23% for options granted and re-priced during the year ended February 28, 1997.

Note 22: Retirement Savings Plan

         The Company provides an employee retirement savings plan under Section 401(k) of the Internal Revenue Code (the "Plan") which covers substantially all employees. Under the terms of the Plan, employees may contribute a percentage of their salary, up to a maximum of 15%, which is then invested in one or more of several mutual funds selected by the employee. The Company matches 100% of the employee contribution up to a maximum of 2% of their salary. Contributions to the plan were $47,604, $80,503 and $52,120 for the 10 month period ended December 31, 1997, and Fiscal Years 1997 and 1996, respectively.

Note 23: Significant Fourth Quarter Adjustments

         All capital, operating and real estate leases were in default as of December 31, 1997. All future capital lease payments have been classified as current. As a result of these defaults and based on negotiations which began in 1997, total expenses of $1,643,400 were accrued as of December 31, 1997 for interest, penalties and extension fees related to the default of the capital and operating leases (Note 12 and 15).

         Loans made to an officer totaled $586,979 at December 31, 1997 and bear interest at a rate of 9.5%. The loans are due and payable January 1, 2001. The officer has agreed to apply any bonus payments received under the Company's executive bonus plan to reduce the amounts outstanding under the loan. As the Company has suffered recurring net losses and operating cash flow deficiencies, a reserve of $586,978 has been established for this loan as of December 31, 1997 (Note 18).

         Management determined during the fourth quarter of Fiscal Year 1997, due to continued intense competition in the traditional T-shirt bag product lines which resulted in a significant deterioration of the gross margin, to exit these product lines during the 10 month period ended December 31, 1997. Accordingly, an analysis of the fair value of assets related to these product lines was performed during the fourth quarter of Fiscal Year 1997 which resulted in a write-down of impaired assets and recognition of related expenses totaling $5,897,648 (Note 6).

Note 24: Subsequent Events

         Subsequent to December 31, 1997, the lender informed the Company that it wanted repayment of the revolving line of credit and the Company has agreed to repayment by June 30, 1998 (Note 11).