Form 10-Q
period 1998-03-31
BPI PACKAGING TECHNOLOGIES INC
filed 1998-05-29
CIK 866751

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934

   For Quarterly Period Ended               Commission File Number
         March 31, 1998                           1-10648

                        BPI PACKAGING TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                         04-2997486
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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the bid and ask prices of the Common Stock and Series A Convertible Preferred Stock as reported by NASDAQ/NMS on May 11, 1998 was approximately $ 19,749,396 for the Common Stock and $213,583 for the Series A Convertible Preferred Stock. As of May 11, 1998, 21,025,396 shares of Common Stock, $.01 par value per share, were outstanding and 213,583 shares of Series A Convertible Preferred Stock, $.01 par value per share, were outstanding.

                        BPI PACKAGING TECHNOLOGIES, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          -------

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of March 31, 1998
              and May 30, 1997...........................................   2-3

         Consolidated  Statements of Operations for the three month
              periods ended March 31, 1998 and May 30, 1997..............     4

         Consolidated Statements of Cash Flows for the three month
              periods ended  March 31, 1998 and May 30, 1997.............     5

         Notes to Consolidated Financial Statements .....................     6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations .......................     9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................    14

Item 2.  Changes in Securities...........................................    14

Item 3.  Default Upon Senior Securities..................................    14

Item 4.  Submission of Matters to a Vote of Security Holders.............    14

Item 5.  Other Information...............................................    14

Item 6.  Exhibits and Reports on Form 8-K................................    14

SIGNATURES...............................................................    15


Part I.   Financial Information

Item I.   Financial Statements


                              BPI Packaging Technologies, Inc.

                                 Consolidated Balance Sheet

                                           Assets



                                                          March 31,            December 31,
                                                            1998                  1997
                                                       ------------            ------------
                                                       (unaudited)
Current assets
    Cash                                               $   151,487             $   125,220
    Accounts receivable, net                               763,585                 721,239
    Inventories, net                                       580,294               1,057,866
    Prepaid expenses and other current assets, net          49,515                  52,948
                                                       -----------             -----------
          Total current assets                           1,544,881               1,957,273
                                                       -----------             -----------
Property and equipment, net                             17,191,683              17,828,860
                                                       -----------             -----------

Deposits - leases and equipment purchases                  141,284                 141,284
Loans to officers, net                                       5,573                   5,416
Other assets                                               949,271               1,037,907
                                                       -----------             -----------
                                                         1,096,128               1,184,607
                                                       -----------             -----------
                                                       $19,832,692             $20,970,740
                                                       ===========             ===========


                        The accompanying notes are an integral part of these consolidated financial statements.


                                    BPI Packaging Technologies, Inc.

                                       Consolidated Balance Sheet

                                  Liabilities and Stockholders' Equity


                                                                    March 31,            December 31,
                                                                      1998                  1997
                                                                 ------------            ------------
                                                                 (unaudited)



Current liabilities
    Note payable                                                  $    340,662           $  1,162,349
    Trade note payable                                                 584,433                584,433
    Capital lease obligations due within one year                    4,426,205              4,426,205
    Accounts payable                                                 6,760,793              6,714,870
    Accrued expenses                                                 2,950,757              2,967,348
                                                                  ------------           ------------
          Total current liabilities                                 15,062,850             15,855,205
                                                                  ------------           ------------
Capital lease obligations-long-term portion                                 --                     --
                                                                  ------------           ------------
Stockholders' Equity
    Series B convertible preferred stock, $.01 par value             1,466,954              1,466,954
    Series A convertible preferred stock, $.01 par value             1,126,932              1,126,932
    Common stock, $.01 par value; shares authorized -
      60,000,000; shares issued and outstanding - 20,480,163 at
      March 31, 1998 and 19,513,496 at December 31, 1997               204,802                195,135
    Capital in excess of par value                                  43,944,036             43,076,603
    Accumulated deficit                                            (41,972,882)           (40,750,089)
                                                                  ------------           ------------
                                                                     4,769,842              5,115,535
                                                                  ------------           ------------

Commitments and contingencies

                                                                  $ 19,832,692           $ 20,970,740
                                                                  ============           ============




                               The accompanying notes are an integral part of these consolidated financial statements.


                            BPI Packaging Technologies, Inc.

                          Consolidated Statement of Operations



                                                  ------Three Month Period Ended-------
                                                     March 31,                May 30,
                                                      1998                     1997
                                                  ------------            -------------
                                                              (unaudited)
Net sales                                         $  2,232,897             $  7,012,144
Cost of goods sold                                   2,233,039                6,905,395
                                                  ------------             ------------
  Gross profit (loss)                                     (142)                 106,749

Operating expenses:
  Selling, general and administrative                1,095,071                1,622,506
                                                  ------------             ------------

   (Loss) income from operations                    (1,095,213)              (1,515,757)

Other (expense) income:
  Interest expense                                    (144,935)                (299,530)
  Interest income                                       17,355                   12,190
                                                  ------------             ------------

Net loss                                          ($ 1,222,793)            ($ 1,803,097)
                                                  ============             ============


Basic and diluted net loss per share              ($      0.06)            ($      0.13)
Shares used in computing basic and diluted
     net loss per share                             19,839,052               14,077,937





                       The accompanying notes are an integral part of these consolidated financial statements.

                                       BPI Packaging Technologies, Inc.

                                     Consolidated Statement of Cash Flows



                                                                         ----Three Month Period Ended----
                                                                           March 31,              May 30,
                                                                              1998                 1997
                                                                         ------------          -----------
                                                                                     (unaudited)
Cash flows from operating activities:
  Net loss                                                               ($1,222,793)          ($1,803,097)
                                                                         -----------           -----------

  Adjustments  to  reconcile  net  income to net cash
   provided  by (used in)  operating activities:
      Depreciation and amortization                                          637,177               692,956
      Inventory reserve                                                     (215,000)                 --
      Warrants granted for lease extension                                   120,200                  --
      Changes in assets and liabilities:
        Increase in accounts receivable - trade                              (42,346)             (669,248)
        Decrease in inventories                                              692,572             1,952,755
        Decrease in prepaid expenses and other current assets                  3,433                82,722
        Decrease in other assets, net                                         88,636                36,785
        Increase in accounts payable                                          45,923               632,999
        Decrease in other accrued expenses                                   (16,591)              (71,622)
                                                                         -----------           -----------
          Total adjustments                                                1,314,004             2,657,347
                                                                         -----------           -----------
              Net cash provided by operating activities                       91,211               854,250
                                                                         -----------           -----------

Cash flows from investing activities:
    Additions to property and equipment                                         --                 (64,139)
    Increase in advances to officers                                            (157)              (30,851)
    Increase in deposits, net                                                   --                 (21,494)
                                                                         -----------           -----------
              Net cash used in investing activities                             (157)             (116,484)
                                                                         -----------           -----------

Cash flows from financing activities:
    Net payments under note payable - bank                                  (821,687)             (157,098)
    Principal payments on capital lease obligations                             --                (618,593)
    Net proceeds from sales and issuances of stock
       and exercise of warrants                                              756,900                  --
                                                                         -----------           -----------
              Net cash used in financing activities                          (64,787)             (775,691)
                                                                         -----------           -----------

Net (decrease) increase in cash                                               26,267               (37,925)
Cash at beginning of period                                                  125,220                58,134
                                                                         -----------           -----------
Cash at end of period                                                    $   151,487           $    20,209
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

         In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for BPI Packaging Technologies, Inc. (the "Company") for the year ended December 31, 1997.

Note 2. Going Concern and Management's Plan

         As shown in the accompanying consolidated financial statements, the Company has suffered recurring net losses, and has working capital deficiencies. Additionally, significant trade credit balances are past due and operating and capital lease obligations are in default at the balance sheet date. Further, as discussed in Note 6, the Company's revolving credit facility is scheduled to terminate on June 30, 1998.

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

         The Company exited the production of its traditional T-shirt bag product lines during the 10 month period ended December 31, 1997. Increased competition from large domestic and overseas competitors with significant production economies of scale caused the Company to incur substantial losses on these products during the past several years. The Company has shifted its resources to the production of proprietary bag and plastic film product lines which have the potential to have higher profit margins. In February 1998, one of the five largest supermarket chains in the United States decided to use the Fresh-Sac (R) Produce Profit Builder (TM) marketing program after successful in-store testing and presently there are 17 other supermarket chains in various stages of in-store testing. On March 31, 1998, the Company entered into a Five-year Purchase Agreement to sell exclusively to an international company thin, clear plastic film for tissue overwrap in North America and in certain foreign countries. Additionally, the Company is negotiating a new revolving line of credit and term loan to buy out the capital leases. In the first quarter of 1998, the Company received net proceeds from the sale of Common Stock of $756,900. The Company plans to continue raising additional equity in 1998.

Note 3: Basic and Diluted Net Loss Per Share

         The Company is required to present "basic" and "diluted" earnings per share. Basic earnings per share is computed by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of common shares outstanding and potential dilutive common shares outstanding for the period.

         For each of the periods presented the Company has recorded a net loss. Therefore, basic and diluted earnings per share are the same due to the antidilutive effect of potential common shares outstanding. Antidilutive potential common shares excluded from the computation include common shares issuable upon the exercise of stock options, common shares issuable upon the conversion of redeemable convertible preferred stock or upon the exercise of warrants.


Note 4: Accounts Receivable-Trade

         Accounts receivable-trade consists of the following:

                                    March 31,         December 31,
                                      1998               1997
                                  -------------       ------------
Accounts receivable-trade         $ 1,053,090         $ 1,071,239
Allowance for doubtful accounts      (214,505)           (275,000)
Allowance for credits                 (75,000)            (75,000)
                                  -----------         -----------
                                  $   763,585         $   721,239
                                  ===========         ===========

Note 5: Inventories

         Inventories, net of valuation reserves, consist of the following:

                                      March 31,       December 31,
                                         1998             1997
                                     -----------      ------------
Raw materials                        $   250,131      $   285,058
Finished goods                           405,163        1,062,808
Reserves                                 (75,000)        (290,000)
                                     -----------      -----------
                                     $   580,294      $ 1,057,866
                                     ===========      ===========

Note 6: Loans

         As of December 31, 1997, the Company had an $8,000,000 revolving line of credit secured by accounts receivable and inventory. Borrowings under the line of credit are subject to 80% of qualifying accounts receivable and 35% of qualifying inventories, less the aggregate amount utilized under all commercial and standby letters of credit and bank acceptances, bearing interest at 5.0% above the variable interest rate quoted by Norwest Bank of Minnesota with a minimum rate of 8.0% (15.5% at March 31, 1998), and provides for a 1/2 of 1% unused line fee. At March 31, 1998, the balance under the line of credit was $340,662. The line of credit includes certain financial covenants that the Company must maintain to avoid a default, including current ratio, debt to equity ratio, maintaining a net worth of $14 million, limitation on capital spending, and profitability. As of and during the three month period ended March 31, 1998, the Company failed to meet several of the financial covenants. Subsequent to March 31, 1998, the lender informed the

Company that it wanted repayment of the revolving line of credit and the Company has agreed to repayment by June 30, 1998.

Note 7:  Consolidated Statement of Changes in Stockholders' Equity for the
                  three month period ended March 31, 1998


                                                  BPI Packaging Technologies, Inc.

                                      Consolidated Statement of Changes in Stockholders' Equity
                                           For the three month period ended March 31, 1998

                                                    Series A Convertible  Series B Convertible
                                 Common Stock          Preferred Stock      Preferred Stock     Capital in
                            ------------------------------------------------------------------  Excess of    Accumulated
                              Shares       Amount      Shares    Amount     Shares    Amount    Par Value     Deficit       Total
                            ----------   ----------   --------  ---------  --------  ---------  ----------   ----------   ----------


Balance at December 31,
 1997                        19,513,496   $195,135    325,483  $1,126,932  146,695  $1,466,954 $43,076,603 ($40,750,089) $5,115,535
Sale of common stock
 pursuant to Regulation S
 and Regulation D private
 placement offerings, net
 of issuance costs              966,667      9,667                                                 747,233                  756,900
Warrants granted for
 lease extension                                                                                   120,200                  120,200
Net loss for the quarter
 ended March 31, 1998                                                                                        (1,222,793) (1,222,793)
                             ===========  ========    =======  ==========  =======  ========== =========== ============  ==========
Balance at March 31, 1998     20,480,163  $204,802    325,483  $1,126,932  146,695  $1,466,954 $43,944,036 ($41,972,882) $4,769,842
                             ===========  ========    =======  ==========  =======  ========== =========== ============  ==========

Note 8.  Related Party Transactions

         In March, 1998 the Company received a notice from the Massachusetts Department of Revenue requiring the Company to garnish the wages of the Chairman of the Company. The amount subject to the levy totaled approximately $200,000. For the period through May 16, 1998, the Company did not comply with the terms of the levy. Subsequently, the Company paid, on behalf of the Chairman, approximately $36,000 of the levy and established an interest bearing note due on or before June 30, 1998. The Chairman and the Company have agreed that all wages, salaries, bonuses and other compensation that may be earned by the Chairman shall be forwarded to the Massachusetts Department of Revenue in accordance with the terms of the levy, until such time that the Company is advised that compliance with the levy is no longer required.

                  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements or Information

         This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events and developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and other development trends of industry segments in which the Company is active, business strategy, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings of statements made by or on behalf of the Company.

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

Results of Operations

First Quarter of 1998 Compared to First Quarter of the 10 month perood ended December 31, 1997

         On December 2, 1997, the Board of Directors of the Company adopted a change of fiscal year, effective immediately, from a 52-53 week fiscal year ending on the Friday closest to February 28 to a calendar year ending on December 31. The Company's last fiscal year ended February 28, 1997. As a result of the change, the Company filed a transition report on Form 10-K for the 10 month period ended December 31, 1997.

         For the first quarter ended March 31, 1998, the Company had sales of $2,232,897 compared to sales of $7,012,144 for the first quarter ended May 30, 1997.

         During the 10 month period ended December 31, 1997, the Company exited the traditional plastic carry-out bag market. The exit occurred before the Company's proprietary high performance tissue overwrap film and Fresh-Sac (TM) Produce Profit Builder (TM), two major growth products for 1998 and beyond, were ready to make the transition from marketing to sales. Sales are expected to increase for these products in 1998.

         Sales of the Company's proprietary bag products FRESH-SAC (TM) T-shirt sack produce bag, HANDI-SAC (TM) and film products were $1,989,170 in the first quarter of 1998 compared to sales of $3,374,754 in the first quarter of the 10 month period ended December 31, 1997, a decrease of 41%. The decrease in sales was caused by exiting the Maxi-Sac market which had sales in the first quarter of the 10 month period ended December 31, 1997 of $498,000 and a decrease in film sales of $834,000 caused by exiting certain film markets. Sales of traditional plastic carry-out bags decreased as planned and were $243,727 in the first quarter of 1998 compared to sales of $2,985,459 in the first quarter of the 10 month period ended December 31, 1997. Sales of traditional products will remain at nominal levels. RC America, Inc. had no sales in the first quarter of 1998 compared to $651,931 in the first quarter of the 10 month period ended December 31, 1997. RC America, Inc.'s sales may fluctuate significantly from year to year due to the nature of its business and the timing of transactions. However, for the first quarter of 1998, the Company did not have working capital to fund its operations. As planned, Market Media, Inc. had no sales in both periods.

         In the first quarter of 1998, cost of goods sold was $2,233,039 or 100% of sales compared to cost of goods sold in the first quarter of the 10 month period ended December 31, 1997 of $6,905,395 or 98.5% of sales. The increase in cost of goods sold as a percentage of sales is due primarily to the Comany's inability to absorb fixed costs during periods of lower sales volume.

         Selling, general and administrative expense for the first quarter of 1998 was $1,095,071 or 49% of sales compared to selling, general and administrative expense of $1,622,506 or 51.9% of sales in the first quarter of the 10 month period ended December 31, 1997.

         For the first quarter of 1998, interest expense was $144,935 compared to $299,530 for the first quarter of the 10 month period ended December 31, 1997.

         The net loss was ($1,222,793) in the first quarter of 1998 compared to a net loss of ($1,803,097) in the first quarter of the 10 month period ended December 31, 1997. The noncash expense of depreciation and amortization was $637,177 in the first quarter of 1998 compared to $692,956 for the first quarter of the 10 month period ended December 31, 1997.

         The Company incurred a loss of ($.06) per share in the first quarter of 1998 compared to a loss of ($.13) per share in the first quarter of the 10 month period ended December 31, 1997.

Operating profits (loss) for the various business units are as follows:

                                                                          First Quarter
                                              First Quarter              Ten Month Period
                                                   1998              Ended December 31, 1997
                                           ------------------        -----------------------

Proprietary, traditional and film products   $  (605,480)                $(1,053,971)
RC America, Inc.                                 (65,593)                     23,226
Market Media, Inc.                               (72,089)                   (142,647)

Unallocated corporate overhead                  (352,051)                   (342,365)
                                             -----------                 -----------

Operating profit (loss)                      $(1,095,213)                $(1,515,757)
Interest expense, net                           (127,580)                   (287,340)
                                             -----------                 -----------

Net loss                                     $(1,222,793)                $(1,803,097)
                                             ===========                 ===========


Liquidity and Capital Resources

         Since its initial public offering in October 1990, the Company has generated funds to finance its activities through both public sales and private placements of its securities, as well as bank loans, equipment lease financing and cash from operations.

         Sales of Securities

         The Company received net proceeds from the sale of Common Stock from January 1, 1998 to April 30, 1998 of $1,066,200. Management intends to further increase its liquidity in the remaining quarters of 1998 through debt or equity financing with long-term institutional investors subject to financial market conditions. However, the Company has no commitments for such financing, and no assurance can be given that additional financing will be successfully completed or that such financing will be available on terms favorable to the Company, if at all.

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

         As of December 31, 1997, the Company was in default on all of its capital and operating leases. In March and April 1998, the Company entered into settlement agreements with three lessors to remedy the defaults. The agreements are as follows:

         For one lessor, with which the Company has both capital and operating leases, a payment of $517,000 was due upon execution of the settlement agreement in April 1998 and interest only payments were scheduled from March to June 1998. The $517,000 payment represented four months of past due payments plus interest and late fees. Commencing in July 1998, the Company's monthly payment schedule under the leases would revert to the amounts identified in the original leases. In consideration for the lease extension, the Company granted the lessor 200,000 warrants at an exercise price of $1.25 and a three year term. In addition, the terms of the agreement require the Company to make three additional monthly payments.

         The second settlement agreement resulted in a reduction of the monthly payments from $42,000 to $21,000 and an increase in the number of future monthly payments. In consideration for the lease extension, a fee of $60,000 was built into the remaining payments.

         The third settlement agreement requires a payment of $296,000 on or before June 1, 1998. The payment represents past due amounts as well as interest and late fees. Commencing in July 1998, the Company's monthly payment schedule under the leases would revert to the amounts identified in the original leases. In consideration for the lease extension, the Company granted the lessor 200,000 warrants at an exercise price of $1.25 and a three year term.

         As of May 21, 1998, the Company had not made the required payments under the terms of the three settlement agreements. Management plans to make these payments from the funds expected to be provided by the sale of Common Stock and the exercise of warrants and short term options in the second quarter of 1998.

         All capital leases, operating leases and real estate leases were in default as of May 21, 1998. Management believes that all settlement agreements will be funded and all other leases will be restructured without any further litigation subject to receiving the funds from the expected sale of Common Stock and the exercise of warrants and short term options in the second quarter of 1998. However, any litigation with lessors could have a materially adverse effect on the Company.

Cash Flow

         In the first quarter of 1998, the Company had noncash charges of $637,177 relating to depreciation and amortization and $756,900 from the sale of Common Stock. The Company also raised $29,332 from an increase in accounts payable and accrued expenses, and $692,572 from a decrease in inventory. The Company used $821,687 for payments on its revolving line of credit, $215,000 from a reduction in inventory reserve and $1,222,793 to finance the net loss. At March 31, 1998, stockholders' equity was $4,769,842 as compared to $5,115,535 at December 31, 1997. The Company's current ratio was 0.10:1 at March 31, 1998 compared to 0.12:1 at December 31, 1997. The net book value of property and equipment was $17,191,683 at March 31, 1998 compared to $17,828,860 at December 31, 1997.

         To date, the Company has generated cash flows from operations including depreciation, financing activities, including sales of equity securities, lines of credit, term loan facilities, equipment leasing arrangements and loans from raw material suppliers. In management's opinion, the Company will have sufficient capital to finance the Company's operations for the next twelve months subject to the following: the Company obtains a new revolving line of credit, receives the expected proceeds of $3.0 to $4.0 million from the sale of Common Stock, the exercise of warrants and short term options in the second quarter of 1998 and the anticipated cash from operations. However, the Company may require additional debt or equity financing. The Company has no commitments for financing, and no assurance can be given that additional financing will be successfully completed or that such financing will be available or, if available, will be on terms favorable to the Company.

Impact of Inflation

         Inflation during the first quarter of 1998 did not have any impact on operating results. nor did it have any impact on operating results in the past three fiscal periods.

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

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is involved in pending commercial legal proceedings with equipment lessors and trade suppliers because of lease defaults and overdue trade accounts. Management believes these legal proceedings will be settled by negotiation; however, the failure to settle these proceedings by negotiation could have material adverse effects on the Company's business.

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

                             BPI PACKAGING TECHNOLOGIES, INC.

Date:  May 29, 1998

                             By: /s/ Dennis N. Caulfield
                             Dennis N. Caulfield, Chairman, Chief Executive Officer and Chief Financial Officer