Form 10-Q
period 1998-06-30
BPI PACKAGING TECHNOLOGIES INC
filed 1998-08-14
CIK 866751

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934

 For Quarterly Period Ended                   Commission File Number
         June 30, 1998                               1-10648

                        BPI PACKAGING TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                  04-2997486
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the bid and ask prices of the Common Stock and Series A Convertible Preferred Stock as reported by NASDAQ/NMS on August 13, 1998 was approximately $13,140,872 for the Common Stock and $133,489 for the Series A Convertible Preferred Stock. As of August 13, 1998, 21,460,396 shares of Common Stock, $.01 par value per share, were outstanding and 223,375 shares of Series A Convertible Preferred Stock, $.01 par value per share, were outstanding.

                        BPI PACKAGING TECHNOLOGIES, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------


Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of June 30, 1998
           and December 31, 1997.........................................  2-3

         Consolidated  Statements of Operations for the three/six month periods ended June 30, 1998 and August 29, 1997............... 4A-4B

         Consolidated Statements of Cash Flows for the six month
           periods ended  June 30, 1998 and August 29, 1997..............    5

         Notes to Consolidated Financial Statements .....................    6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..........................   10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................   15

Item 2.  Changes in Securities...........................................   15

Item 3.  Default Upon Senior Securities..................................   15

Item 4.  Submission of Matters to a Vote of Security Holders.............   15

Item 5.  Other Information...............................................   15

Item 6.  Exhibits and Reports on Form 8-K................................   15

SIGNATURES...............................................................   16


Part I.   Financial Information

Item I.   Financial Statements


                              BPI Packaging Technologies, Inc.

                                 Consolidated Balance Sheet

                                           Assets



                                                         June 30,              December 31,
                                                           1998                    1997
                                                       ------------            ------------
                                                       (unaudited)
Current assets
    Cash                                               $    52,472             $   125,220
    Accounts receivable, net                               906,934                 721,239
    Inventories, net                                       713,799               1,057,866
    Prepaid expenses and other current assets, net          47,396                  52,948
                                                       -----------             -----------
          Total current assets                           1,720,601               1,957,273
                                                       -----------             -----------

Property and equipment, net                             16,560,951              17,828,860
                                                       -----------             -----------

Deposits - leases and equipment purchases                  141,284                 141,284
Loans to officers, net                                       5,734                   5,416
Other assets                                               959,487               1,037,907
                                                       -----------             -----------
                                                         1,106,505               1,184,607
                                                       -----------             -----------
                                                       $19,388,057             $20,970,740
                                                       ===========             ===========


                        The accompanying notes are an integral part of these consolidated financial statements.


                                    BPI Packaging Technologies, Inc.

                                       Consolidated Balance Sheet

                                  Liabilities and Stockholders' Equity


                                                                    June 30,             December 31,
                                                                      1998                  1997
                                                                 -------------            ------------
                                                                 (unaudited)

Current liabilities
    Note payable                                                  $    381,404           $  1,162,349
    Trade note payable                                                 584,433                584,433
    Capital lease obligations due within one year                    4,351,205              4,426,205
    Accounts payable                                                 7,272,984              6,714,870
    Accrued expenses                                                 3,050,278              2,967,348
                                                                  ------------           ------------
          Total current liabilities                                 15,640,304             15,855,205
                                                                  ------------           ------------
Capital lease obligations-long-term portion                                 --                     --

Stockholders' Equity
    Series B convertible preferred stock, $.01 par value             1,466,954              1,466,954
    Series A convertible preferred stock, $.01 par value             1,126,932              1,126,932
    Common stock, $.01 par value; shares authorized -
      60,000,000; shares issued and outstanding - 21,163,496 at
      June 30, 1998 and 19,513,496 at December 31, 1997                211,635                195,135
    Capital in excess of par value                                  44,463,254             43,076,603
    Accumulated deficit                                            (43,521,022)           (40,750,089)
                                                                  ------------           ------------
                                                                     3,747,753              5,115,535
                                                                  ------------           ------------

Commitments and contingencies

                                                                  $ 19,388,057           $ 20,970,740
                                                                  ============           ============




                               The accompanying notes are an integral part of these consolidated financial statements.


                            BPI Packaging Technologies, Inc.

                          Consolidated Statement of Operations



                                                  ------Three Month Period Ended-------
                                                    June 30,                August 29,
                                                      1998                     1997
                                                  ------------            -------------
                                                              (unaudited)
Net sales                                         $  2,406,967             $  4,194,359
Cost of goods sold                                   2,561,729                4,387,141
                                                  ------------             ------------
  Gross profit (loss)                                 (154,762)                (192,782)
                                                  ------------             ------------

Operating expenses:
  Selling, general and administrative                1,280,759                1,505,682
                                                  ------------             ------------
                                                     1,280,759                1,505,682
                                                  ------------             ------------
   (Loss) income from operations                    (1,435,521)              (1,698,464)
                                                  ------------             ------------

Other (expense) income:
  Interest expense                                    (131,217)                (215,285)
  Interest income                                       18,598                   14,709
                                                  ------------             ------------
                                                      (111,869)                (200,576)
                                                  ------------             ------------

Net loss                                          ($ 1,548,140)            ($ 1,899,040)
                                                  ============             ============


Basic and diluted net loss per share              ($      0.07)            ($      0.13)
Shares used in computing basic and diluted
     net loss per share                             20,987,122               14,102,949





                       The accompanying notes are an integral part of these consolidated financial statements.

                                           4A

                            BPI Packaging Technologies, Inc.

                          Consolidated Statement of Operations



                                                  --------Six Month Period Ended-------
                                                    June 30,                August 29,
                                                      1998                     1997
                                                  ------------            -------------
                                                              (unaudited)
Net sales                                         $  4,639,864             $ 11,206,504
Cost of goods sold                                   4,794,768               11,292,536
                                                  ------------             ------------
  Gross profit (loss)                                 (154,904)                 (86,032)
                                                  ------------             ------------

Operating expenses:
  Selling, general and administrative                2,375,830                3,128,189
                                                  ------------             ------------
                                                     2,375,830                3,128,189
                                                  ------------             ------------
   (Loss) income from operations                    (2,530,734)              (3,214,221)
                                                  ------------             ------------

Other (expense) income:
  Interest expense                                    (276,152)                (514,815)
  Interest income                                       35,953                   26,899
                                                  ------------             ------------
                                                      (240,199)                (487,916)
                                                  ------------             ------------

Net loss                                          ($ 2,770,933)            ($ 3,702,137)
                                                  ============             ============


Basic and diluted net loss per share              ($      0.14)            ($      0.26)
Shares used in computing basic and diluted
     net loss per share                             20,012,639               14,099,733





                       The accompanying notes are an integral part of these consolidated financial statements.

                                           4B

                                       BPI Packaging Technologies, Inc.

                                     Consolidated Statement of Cash Flows



                                                                         ------Six Month Period Ended-----
                                                                            June 30,            August 29,
                                                                              1998                 1997
                                                                         ------------          -----------
                                                                                     (unaudited)
Cash flows from operating activities:
  Net loss                                                               ($2,770,933)          ($3,702,137)
                                                                         -----------           -----------

  Adjustments  to  reconcile  net  income to net cash
   provided  by (used in)  operating activities:
      Depreciation and amortization                                        1,269,439             1,421,893
      Decrease (increase) in accounts receivable - trade                    (185,695)              270,800
      Decrease in inventories                                                344,067             2,685,345
      Decrease in prepaid expenses and other current assets                    5,552               142,189
      Increase in accounts payable                                           558,114             1,774,744
      Increase (decrease) in other accrued expenses                           82,930              (220,293)
                                                                         -----------           -----------
          Total adjustments                                                2,074,407             6,074,678
                                                                         -----------           -----------
              Net cash provided by (used in) operating activities           (696,526)            2,372,541
                                                                         -----------           -----------

Cash flows from investing activities:
    Additions to property and equipment                                       (1,530)             (136,947)
    (Increase) decrease in advances to officers                                 (318)              (52,062)
    (Increase) decrease in deposits, net                                          --               (23,719)
    Decrease (increase) in other assets, net                                  78,420                64,911
                                                                         -----------           -----------
              Net cash provided by (used in) investing activities             76,572              (147,817)
                                                                         -----------           -----------

Cash flows from financing activities:
    Net payments on revolving line of credit                                (780,945)           (1,943,136)
    Principal payments on capital lease obligations                          (75,000)           (1,055,798
    Net proceeds from sales and issuances of stock
       and exercise of warrants                                            1,403,151             1,690,902
                                                                         -----------           -----------
              Net cash provided by (used in) financing activities            547,206            (1,308,032)
                                                                         -----------           -----------

Net (decrease) increase in cash                                              (72,748)              916,692
Cash at beginning of period                                                  125,220                58,134
                                                                         -----------           -----------
Cash at end of period                                                    $    52,472           $   974,826
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

         In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         For further information, refer to the consolidated financial statements and the footnotes included in the annual report on Form 10-K for BPI Packaging Technologies, Inc. (the "Company") for the year ended December 31, 1997.

Note 2.    Recent Material Developments

         On June 27, 1998, the Company suspended funding operations of its' two wholly-owned subsidiaries: RC America, Inc., which purchases surplus inventory from manufacturers of consumer products and markets and sells the products to mass merchandise retailers and other retail chains and Market Media, Inc., which sells and markets in-store advertising and promotion programs. The Company also terminated the employment of Ronald V. Caulfield, former Chief Executive Officer and President of RC America, Inc. Unless otherwise indicated, the term "Company" refers to BPI Packaging Technologies, Inc.

         On July 2, 1998, the Company accepted the resignation of Dennis N. Caulfield, the former Chairman and Chief Executive Officer of the Company. Mr. Caulfield was also the Acting Chief Financial Officer of the Company. C. Jill Beresford, the former Chief Operating Officer of the Company was elected as Chairman and Chief Executive Officer to replace Mr. Caulfield. The Company is currently in discussions with a potential Chief Executive Officer candidate and intends to hire this person in the third quarter of 1998.

         On July 13, 1998, the Board of Directors re-elected Mr. Ivan J. Hughes as a member of the Board. Mr. Hughes had resigned from the Board in February 1998.

         The Company is currently operating with limited working capital and continues to be in default of its agreements with lenders, lessor under operating and capital leases and with trade creditors. As of June 30, 1998, approximately $1,488,000 was past due under capital and operating leases and approximately $7,000,000 was past due to trade creditors, a number of whom have filed suits and received judgments against the Company. The Company has retained Newport Capital, a financial services firm, to assist the Company in negotiating with trade creditors and lessors and to assist the Company in obtaining working capital.

         On August 10, 1998, the Company obtained a new revolving line of credit arrangement with a lender providing the borrowing of up to $2 million against eligible accounts receivable. The Company used proceeds of the line to repay amounts owed to the lender of its existing revolving credit facility. In addition, the Company is currently in discussions with potential lenders to buy-out approximately $5 million of existing operating and capital leases, which would result in a reduction of monthly lease payments from $350,000 per month to $150,000 per month. To date, no agreement has been signed and there can be no assurance that such financing will be obtained on terms acceptable to the Company. The Company has also entered into forbearance agreements with certain suppliers pursuant to which the Company has deferred payments of outstanding payables until at least January 1, 1999. The Company continues to receive supplies from these venders on a C.O.D. basis.

         On August 10, 1998, the Company re-hired Mr. James Koehlinger as Chief Financial Officer. Mr. Koehlinger served as the Company Chief Financial Officer from February 1988 and resigned in October 1996.

         On August 13, 1998, the Company received notification from the Nasdaq Listing Qualifications Panel (the "Panel") of the Nasdaq Stock Market ("Nasdaq") that effective as of the close of business on August 13, 1998, the Company's securities would be delisted from Nasdaq. As a result of the delisting, the Company's Common Stock and Class A Preferred Stock will be traded on the OTC Bulletin Board. It is the Company's intention to appeal the Panel's decision to the Nasdaq Listing and Hearing Review Council.

Note 3. Going Concern and Management's Plan

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

         The Company exited the production of its traditional T-shirt bag product lines during the 10 month period ended December 31, 1997. Increased competition from large domestic and overseas competitors with significant production economies of scale caused the Company to incur substantial losses on these products during the past several years. The Company has shifted its resources to the production of proprietary bag and plastic film product lines which have the potential to have higher profit margins. In February 1998, one of the five largest supermarket chains in the United States decided to use the Fresh-Sac(R) Produce Profit Builder marketing program after successful in-store testing and presently there are 17 other supermarket chains in various stages of in-store testing. On March 31, 1998, the Company entered into a Five-year Purchase Agreement to sell exclusively to an international company thin, clear plastic film for tissue overwrap in North America and in certain foreign countries. In the second quarter of 1998, the Company received net proceeds from the sale of Common Stock of $526,051. The Company plans to continue raising additional equity in 1998.

Note 4:  Basic and Diluted Net Loss Per Share

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

         For each of the periods presented, the Company has recorded a net loss. Therefore, basic and diluted earnings per share are the same due to the antidilutive effect of potential common shares outstanding. Antidilutive potential common shares excluded from the computation include common shares issuable upon the exercise of stock options, common shares issuable upon the conversion of redeemable convertible preferred stock or upon the exercise of warrants.

Note 5:  Accounts Receivable-Trade

         Accounts receivable-trade consists of the following:

                                     June 30,             December 31,
                                      1998                    1997
                                  -----------             -----------

Accounts receivable-trade         $ 1,196,439             $ 1,071,239
Allowance for doubtful accounts      (214,505)               (275,000)
Allowance for credits                 (75,000)                (75,000)
                                  -----------             -----------

                                  $   906,934             $   721,239
                                  ===========             ===========

Note 6:  Inventories

         Inventories, net of valuation reserves, consist of the following:

                                     June 30,            December 31,
                                      1998                   1997
                                  -----------            -----------

Raw materials                     $   317,648            $   285,058
Finished goods                        471,151              1,062,808
Reserves                              (75,000)              (290,000)
                                  -----------            -----------

                                  $   713,799            $ 1,057,866
                                  ===========            ===========

Note 7:  Loans

         As of December 31, 1997, the Company had an $8,000,000 revolving line of credit secured by accounts receivable and inventory. Borrowings under the line of credit are subject to 80% of qualifying accounts receivable and 35% of qualifying inventories, less the aggregate amount utilized under all commercial and standby letters of credit and bank acceptances, bearing interest at 5.0% above the variable interest rate quoted by Norwest Bank of Minnesota with a minimum rate of 8.0% (17.5% at June 30, 1998), and provides for a 1/2 of 1% unused line fee. At June 30, 1998, the balance under the line of credit was $381,404. The line of credit includes certain financial covenants that the Company must maintain to avoid a default, including current ratio, debt to equity ratio, maintaining a net worth of $14 million, limitation on capital spending, and profitability. As of and during the six month period ended June 30, 1998, the Company failed to meet several of the financial covenants. This line of credit was repaid in full on August 10, 1998. (See Note 2 - Recent Material Developments).

Note 8: Consolidated Statement of Changes in Stockholders' Equity for the six month period ended June 30, 1998


                                                  BPI Packaging Technologies, Inc.

                                      Consolidated Statement of Changes in Stockholders' Equity
                                           For the six month period ended June 30, 1998

                                                    Series A Convertible  Series B Convertible
                                 Common Stock          Preferred Stock      Preferred Stock     Capital in
                            ------------------------------------------------------------------  Excess of    Accumulated
                              Shares       Amount      Shares    Amount     Shares    Amount    Par Value     Deficit       Total
                            ----------   ----------   --------  ---------  --------  ---------  ----------   ----------   ----------
Balance at December 31,
 1997                        19,513,496   $195,135    325,483  $1,126,932  146,695  $1,466,954 $43,076,603 ($40,750,089) $5,115,535
Sale of common stock
 pursuant to Regulation S
 and Regulation D private
 placement offerings, net
 of issuance costs            1,650,000     16,500                                               1,266,457                1,282,951

Warrants granted for
 lease extension                                                                                   120,200                  120,200

Net loss for six months
 ended June 30, 1998                                                                                         (2,770,933) (2,770,933)
                             -----------  --------    -------  ----------  -------  ---------- ----------- ------------  ----------
Balance at June 30, 1998      21,163,496  $211,635    325,483  $1,126,932  146,695  $1,466,954 $44,463,254 ($43,521,022) $3,747,753
                             ===========  ========    =======  ==========  =======  ========== =========== ============  ==========

Note 9.  Related Party Transactions

         In March 1998, the Company received a notice from the Massachusetts Department of Revenue requiring the Company to garnish the wages of the former Chairman of the Company. The amount subject to the levy totaled approximately $200,000. For the period through May 16, 1998, the Company did not comply with the terms of the levy. Subsequently, the Company paid, on behalf of the former Chairman, approximately $36,000 of the levy and established an interest bearing note due on or before June 30, 1998. As of June 30, 1998, the Company has not received payment on the above referenced Note. As of the date of this report, the Company has ceased to be required to comply with the levy as a result of the former Chairman's resignation from the Company on July 1, 1998.

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

General

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

Results of Operations

Second Quarter of 1998 Compared to the Second Quarter of the 10 month period ended December 31, 1997

         For the second quarter ended June 30, 1998, the Company had sales of $2,406,967 compared to sales of $4,194,359 for the second quarter ended August 29, 1997.

         During the 10 month period ended December 31, 1997, the Company exited the traditional plastic carry-out bag market. The exit occurred before the
Company's proprietary high performance tissue overwrap film and Fresh-Sac(R)Produce Profit Builder, two major growth products for 1998 and beyond, were ready to make the transition from marketing to sales. Sales are expected to increase for these products in 1998.

         Sales of the Company's proprietary bag products FRESH-SAC(R) T-shirt sack produce bag, HANDI-SAC(TM) and film products were $2,406,967 in the second quarter of 1998 compared to sales of $4,194,359 in the second quarter of the 10 month period ended December 31, 1997, a decrease of 42.6%. The decrease in sales was caused by exiting the Maxi-Sac market which had sales in the second quarter of the 10 month period ended December 31, 1997 of $1,149,425 and a decrease in film sales of $750,028 caused by exiting certain film markets. Sales of traditional plastic carry-out bags decreased as planned and were $163,411 in the second quarter of 1998 compared to sales of $1,149,425 in the second quarter of the 10 month period ended December 31, 1997. Sales of traditional products will remain at nominal levels. RC America, Inc. had no sales in the second quarter of 1998 compared to $282,339 in the second quarter of the 10 month period ended December 31, 1997. As planned, Market Media, Inc. had no sales in both periods.

         In the second quarter of 1998, cost of goods sold was $2,561,729 or 106% of sales compared to cost of goods sold in second quarter of the 10 month period ended December 31, 1997 of $4,387,141 or 105% of sales. The increase in cost of goods sold as a percentage of sales is due primarily to the Company's inability to absorb fixed costs during periods of lower sales volume.

         Selling, general and administrative expense for the second quarter of 1998 was $1,280,759 or 53% of sales compared to selling, general and administrative expense of $1,505,682 or 36% of sales in the second quarter of the 10 month period ended December 31, 1997.

         For the second quarter of 1998, interest expense was $131,217 compared to $215,285 for the second quarter of the 10 month period ended December 31, 1997.

         The net loss was ($1,548,140) in the second quarter of 1998 compared to a net loss of ($1,899,040) in the second quarter of the 10 month period ended December 31, 1997. The non-cash expense of depreciation and amortization was $632,262 in the second quarter of 1998 compared to $727,647 for the second quarter of the 10 month period ended December 31, 1997.

         The Company incurred a loss of ($.07) per share in the second quarter of 1998 compared to a loss of ($.13) per share in the second quarter of the 10 month period ended December 31, 1997.

Operating profits (loss) for the various business units are as follows:

                                                                    Second Quarter
                                             Second Quarter        Ten Month Period
                                                  1998         Ended December 31, 1997
                                                  ----         -----------------------
Proprietary, traditional and film products   $  (878,429)           $(1,491,492)
RC America, Inc.                                 (64,752)                57,875
Market Media, Inc.                               (37,125)               (75,957)

Unallocated corporate overhead                  (455,215)              (188,890)

Operating profit (loss)                      $(1,435,521)           $  (698,464)
Interest expense, net                           (112,619)              (200,576)

Net loss                                     $(1,548,140)           $  (189,040)

First Six Months of 1998 Compared to the First Six Months of the 10 month period ended December 31, 1997

         For the six months ended June 30, 1998, the Company had sales of $4,639,864 compared to sales of $11,206,504 for the first six months of the 10 month period ended December 31, 1997 a decrease of 59%, as a result of the Company's previously announced decision to discontinue the traditional plastic grocery carry-out bag and MAXI-SAC (TM) product line.

         Sale of the Company's core bag and film business (traditional plastic grocery carry-out bags of "T-shirt sack" design and plastic film products) totaled $4,639,864 for the first six months of 1998 as compared to sales of $10,291,235 for the first six months of the 10 month period ended December 31, 1997.

         Sales of the Company's proprietary bag products FRESH-SAC(R) T-shirt sack produce bag, HANDI-SAC(TM) and film products were $3,771,323 in the first six months of 1998 compared to sales of $3,882,642 in the first six months of the 10 month period ended December 31, 1997, a decrease of 2.8%. The decrease in sales was caused by exiting the Maxi-Sac market which had sales in the first six months of the 10 month period ended December 31, 1997 of $1,149,425 and a decrease in film sales of $934,270 caused by exiting certain film markets. Sales of traditional plastic carry-out bags decreased as planned and were $163,411 in the first six months of 1998 compared to sales of $1,149,425 in the first six months of the 10 month period ended December 31, 1997. Sales of traditional products will remain at nominal levels. RC America Inc. had no sales in the first six months of 1998 compared to $934,270 in the first six months of the 10 month period ended December 31, 1997. As planned, Market Media, Inc. had no sales in both periods.

         In the first six months of 1998, cost of goods sold was $4,794,768 or 103% of sales compared to cost of goods sold in the first six months of the 10 month period ended December 31, 1997 of $11,292,536 or 100% of sales. The increase in cost of goods sold as a percentage of sales was due primarily to an increase in material costs relative to the selling prices of the Company's products, inadequate working capital and production being less than sales, resulting in under absorption of manufacturing overhead.

         In the second half of Calender 1998, manufacturing productivity is expected to increase and it is expected that proprietary bag and film sales will increase as a percentage of sales. The impact of both of these expected trends will be to reduce cost of good sold as a percentage of sales and increase gross profits.

         Selling, general and administrative expense for the first six months of 1998 was $2,375,830 or 51% of sales compared to selling, general and administrative expense of $3,128,189 or 28% of sales in the first six months of the 10 month period ended December 31, 1997. The decrease is primarily related to decreased shipments (freight and related expenses are included in SG&A), and decreases in sales and administration expense related to the decision to exit the traditional plastic grocery carry-out bag business.

         For the first six months of 1998, interest expense was $276,152 compared to $514,815 for the first six months of the 10 month period ended December 31, 1997.

         The net loss was ($2,770,933) in the first six months of 1998 compared to a net loss of ($3,702,137) in the first six months of the 10 month period ended December 31, 1997. The non-cash expense of depreciation and amortization was $1,269,439 in the first six months of 1998 compared to $1,421,893 for the first six months of the 10 month period ended December 31, 1997.

         The Company incurred a loss of ($.14) per share in the first six months of 1998 compared to a loss of ($.26) per share in the first six months of the 10 month period ended December 31, 1997.

Liquidity and Capital Resources

         Since its initial public offering in October 1990, the Company has generated funds to finance its activities through both public sales and private placements of its securities, as well as bank loans, equipment lease financing and cash from operations.

         Sales of Securities

         The Company received net proceeds from the sale of Common Stock from April 1, 1998 to June 30, 1998 of $1,509,551. Management intends to further increase its liquidity in the remaining quarters of 1998 through debt or equity financing with long-term institutional investors subject to financial market conditions. However, the Company has no commitments for such financing, and no assurance can be given that additional financing will be successfully completed or that such financing will be available on terms favorable to the Company, if at all.

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

         As of December 31, 1997 and June 30, 1998, the Company was in default on all of its capital and operating leases. In March and April 1998, the Company entered into settlement agreements with three lessors to remedy the defaults. The terms of the agreements are as follows:

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

         The third settlement agreement required a payment of $296,000 on or before June 1, 1998. The payment represents past due amounts as well as interest and late fees. Commencing in July 1998, the Company's monthly payment schedule under the leases would revert to the amounts identified in the original leases. In consideration for the lease extension, the Company granted the lessor 200,000 warrants at an exercise price of $1.25 and a three year term.

         As of August 13, 1998, the Company had not made the required payments under the terms of the three settlement agreements. Management plans to make these payments from the funds expected to be provided by the receipt of a $6 million term loan. The Company is currently engaged in discussions with potential lenders, however, as of the date of this report, no committments for this funding have been received and there can be no assurance that the Company will be successful in obtaining such financing on terms acceptable to the Company, if at all.

Cash Flow

         In the second quarter of 1998, the Company had non-cash charges of $632,262 relating to depreciation and amortization and $509,551 from the sale of Common Stock. The Company also raised $611,712 from an increase in accounts payable and accrued expenses and $40,922 from advances received on revolving line of credit. The Company used $133,505 for increase in inventories and $1,548,140 to finance the net loss. At June 30, 1998, stockholders' equity was $3,747,753 as compared to $5,115,535 at December 31, 1997. The Company's current ratio was 0.11:1 at June 30, 1998 compared to 0.12:1 at December 31, 1997. The net book value of property and equipment was $16,560,951 at June 30, 1998 compared to $17,828,860 at December 31, 1997.

         At June 30, 1998, the Company had a working capital deficit of $13,919,703, cash of $52,472 and was fully drawn on its revolving line of credit. Although the Company has instituted significant reductions in operating expenses in the second and third quarter of 1998, the Company continues to operate on a negative cash flow basis and until the Company's revenues increase to at least $1,500,000 per month, the Company will require additional debt or equity financing to sustain its operations.

          Historically, a significant portion of the Company's capital requirements has been funded through the proceeds from the Company's three prior public offerings, the exercise of warrants sold in these public offerings, equity and subordinated debt investments by Beresford Box Company Ltd. (formerly Beresford Packaging, Inc., subsequently converted into the Company's Series B and Series C Preferred Stock), a principal stockholder, and private placements of Common Stock and warrants. The Company has also utilized bank loan and line of credit facilities, trade credit facilities and equipment leases.

Impairment of Long-Lived Assets

         The Company exited the traditional plastic grocery carry-out bag market in the 10 month period ended December 31, 1997. This market is highly competitive and margins remained low for several years, covering variable manufacturing costs, but making little contribution to manufacturing overhead, SG&A, interest or profit. As discussed in Notes 1 and 6 to the Company's consolidated financial statements, the Company adopted Statement of Financial Account Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of," for the year ended February 28, 1997. In conjunction with this exit strategy, certain write-downs of assets and expenses related to the traditional T-shirt product line were recorded in the fourth quarter of Fiscal Year 1997 amounting to $5,897,648 in order to reflect these items, now considered impaired, at fair value. In addition, due to the deterioration of the product lines' gross margin from intense competition, approximately $1,165,000 of inventory reserves were established in the fourth quarter of Fiscal Year 1997 to properly state the traditional T-shirt bag product line inventory at net realizable value.

Going Concern and Management's Plan

         The Company has suffered recurring net loses and has net working capital and operating cash flow deficiencies. Additionally, significant trade credit balances are past due and operating and capital lease obligations are in default at the balance sheet date.

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

         The Company exited the production of its traditional T-shirt bag product lines during the 10 month period ended December 31, 1997. Increased competition from large domestic and overseas competitors with significant production economies of scale caused the Company to incur substantial losses on these products during the past several years. The Company has shifted its resources to the production of proprietary bag and plastic film product lines which have the potential to have the higher profit margins. In February 1998, one of the five largest supermarket chains in the United States decided to use the Fresh-Sac (R) Product Profit Builder (TM) marketing program after successful in-store testing and presently there are 17 other supermarket chains in various states of in-store testing. On March 31, 1998, the Company entered into a Five-year Purchase Agreement to sell exclusively to an international company thin, clear plastic film for tissue overwrap in North America and in certain foreign countries.

         On August 10, 1998, the Company entered into a new revolving line of credit arrangement with a lender providing for the borrowing of up to $2 million against eligible accounts receivable, part of the proceeds from which will be used to repay the existing fully drawn line of credit. In addition, the Company is in discussions with potential lenders for a $6 million term loan, the proceeds of which would be used to buy-out capital leases. Even if the Company secures the term loan, the Company will require additional financing to repay in excess of $7 million in past due trade payables and in excess of $3 million in accrued expenses. The Company has no commitments for such financing, and no assurance can be given that the Company will be successful in obtaining such additional financing or that such financing will be available on terms favorable to the Company, if at all.

RC America, Inc.

         Effective February 26, 1994, Ronald Caulfield exchanged his 49,500 shares of Common Stock of RC America, Inc. for 200,000 shares of the Company's Common Stock, pursuant to the terms of a Stock Exchange Agreement by and between the Company and Ronald Caulfield (the "RC Agreement"). As a result, RC America, Inc. is now a wholly owned subsidiary of the Company. The RC Agreement also provides for the issuance to Ronald Caulfield of up to an additional 100,000 shares of the Company's Common Stock over a five (5) year period based on RC America, Inc. attaining certain levels of pre-tax earnings. For the 10 month period ended December 31, 1997, no shares of Common Stock were issued. Based on the operating results of RC America, Inc. for Fiscal year 1997, a total of 2,640 shares of Common Stock were earned and issued to Mr. Ronald Caulfield in April 1997. For Fiscal Year 1996 and Fiscal Year 1995, 2,550 and 17,400 shares, respectively of the 100,000 shares of Common Stock were issued to Mr. Ronald Caulfield. In June 1998, the Company ceased funding the operations of RC America, Inc. (which historically operated on a negative cash flow basis) in connection with the Company's efforts to reduce operating expenses.

Impact of Inflation

         Inflation during the second quarter of 1998 did not have any impact on operating results nor did it have any impact on operating results in the past three fiscal periods.

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

Item 3.    Defaults Upon Senior Securities.                          None

Item 4.    Submission of Matters to a Vote of Security Holders       None

Item 5.    Other Information.                                        None

Item 6.    Exhibits and Reports on Form 8-K.                         None

                                   SIGNATURES


         Pursuant to the requirements of Section 14 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BPI PACKAGING TECHNOLOGIES, INC.

Date:    August 14, 1998



                                   By: /s/ C. Jill Beresford
                                   C. Jill Beresford, Chairman and
                                   Chief Executive Officer