Form 10-Q
period 1998-09-30
BPI PACKAGING TECHNOLOGIES INC
filed 1998-11-16
CIK 866751

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934

For Quarterly Period Ended                     Commission File Number
   September 30, 1998                               1-10648

                        BPI PACKAGING TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                      04-2997486
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the bid and ask prices of the Common Stock and Series A Convertible Preferred Stock as reported by the OTC Bulletin Board on November 12, 1998 was approximately $7,618,441 for the Common Stock and $111,688 for the Series A Convertible Preferred Stock. As of November 12, 1998, 21,460,396 shares of Common Stock, $.01 par value per share, were outstanding and 223,375 shares of Series A Convertible Preferred Stock, $.01 par value per share, were outstanding.

                        BPI PACKAGING TECHNOLOGIES, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------


Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of September 30, 1998
              and December 31, 1997....................................... 1-2

         Consolidated  Statements of Operations - Three Month
              periods ended September 30, 1998 and September 30, 1997.....  3

         Consolidated  Statements of Operations - Nine Month
              periods ended September 30, 1998 and September 30, 1997.....  4

         Consolidated Statements of Cash Flows - Nine Month
              periods ended  September 30, 1998 and September 30, 1997....  5

         Notes to Consolidated Financial Statements ......................  6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ........................  10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................  17

Item 2.  Changes in Securities............................................  17

Item 3.  Default Upon Senior Securities...................................  17

Item 4.  Submission of Matters to a Vote of Security Holders..............  17

Item 5.  Other Information................................................  17

Item 6.  Exhibits and Reports on Form 8-K.................................  17

SIGNATURES................................................................  18





                                       i.

Part I.      Financial Information

Item I.   Financial Statements

                                          BPI Packaging Technologies, Inc.

                                             Consolidated Balance Sheet

                                                       Assets


                                                                             September 30,            December 31,
                                                                                 1998                     1997
                                                                            --------------            ------------
                                                                             (unaudited)
Current assets
    Cash                                                                    $    178,301              $    125,220
    Accounts receivable, net                                                   1,037,476                   721,239
    Inventories, net                                                             858,363                 1,057,866
    Prepaid expenses and other current assets, net                                 6,675                    52,948
                                                                            ------------              ------------
          Total current assets                                                 2,080,815                 1,957,273
                                                                            ------------              ------------

Property and equipment, net                                                   15,905,193                17,828,860
                                                                            ------------              ------------

Deposits - leases and equipment purchases                                        141,284                   141,284
Loans to officers, net                                                             5,901                     5,416
Other assets                                                                     695,552                 1,037,907
                                                                            ------------              ------------
                                                                                 842,737                 1,184,607
                                                                            ------------              ------------

                                                                            $ 18,828,745              $ 20,970,740
                                                                            ============              ============




                                    The accompanying notes are an integral part of these consolidated financial statements.



                                          BPI Packaging Technologies, Inc.

                                             Consolidated Balance Sheet

                                        Liabilities and Stockholders' Equity


                                                                             September 30,            December 31,
                                                                                 1998                     1997
                                                                            --------------            ------------
                                                                             (unaudited)
Current liabilities
    Note payable                                                            $    721,721              $  1,162,349
    Trade note payable                                                           584,433                   584,433
    Capital lease obligations due within one year                              4,173,852                 4,426,205
    Accounts payable                                                           6,810,792                 6,714,870
    Accrued expenses                                                           2,779,711                 2,967,348
                                                                            ------------              ------------
          Total current liabilities                                           15,070,509                15,855,205
                                                                            ------------              ------------

Capital lease obligations-long-term portion                                         --                        --
                                                                            ------------              ------------

Stockholders' Equity
    Series B convertible preferred stock, $.01 par value                       1,466,954                 1,466,954

    Series A convertible preferred stock, $.01 par value                       1,126,932                 1,126,932
    Common stock, $.01 par value; shares authorized -
      60,000,000; shares issued and outstanding - 21,163,496 at
      September 30, 1998 and 19,513,496 at December 31, 1997                     211,635                   195,135
    Capital in excess of par value                                            44,463,254                43,076,603
    Accumulated deficit                                                      (43,510,539)              (40,750,089)
                                                                            ------------              ------------
                                                                               3,758,236                 5,115,535
                                                                            ------------              ------------

Commitments and contingencies

                                                                            $ 18,828,745              $ 20,970,740
                                                                            ============              ============




                                    The accompanying notes are an integral part of these consolidated financial statements.


                                       BPI Packaging Technologies, Inc.

                                     Consolidated Statement of Operations



                                                                   -----------Three Months Ended------------
                                                                   September 30,               September 30,
                                                                       1998                        1997
                                                                   -------------              --------------
                                                                                  (unaudited)

Net sales                                                          $  2,927,730                $  3,342,006
Cost of goods sold                                                    2,049,426                   3,971,014
                                                                   ------------                ------------
  Gross profit ( loss )                                                 878,304                    (629,008)

Operating expenses:
  Selling, general and administrative                                   807,900                   1,125,944
  Write-down of impaired assets and related expenses                       --                          --
                                                                   ------------                ------------
                                                                        807,900                   1,125,944

  (Loss) income from operations                                          70,404                  (1,754,952)

Other (expense) income:
  Interest expense                                                      (66,967)                   (236,528)
  Interest income                                                         7,046                      15,614
                                                                   ------------                ------------
                                                                        (59,921)                   (220,914)


Net profit (loss)                                                  $     10,483                $ (1,975,866)
                                                                   ============                ============


Basic net profit (loss) per share                                  $       0.00                $      (0.13)
Shares used in computing basic
     net profit (loss) per share                                     21,163,496                  14,766,797

Diluted net profit (loss) per share                                $       0.00                $      (0.13)
Shares used in computing diluted
     net profit (loss) per share                                     21,755,874                  14,766,797




                                  The accompanying notes are an integral part of these consolidated financial statements.

                                       BPI Packaging Technologies, Inc.

                                     Consolidated Statement of Operations



                                                                   ------------Nine Months Ended------------
                                                                   September 30,               September 30,
                                                                       1998                        1997
                                                                   -------------              --------------
                                                                                  (unaudited)



Net sales                                                          $  7,567,594                $ 17,540,392
Cost of goods sold                                                    6,844,194                  19,628,044
                                                                   ------------                ------------
  Gross profit (loss)                                                   723,400                  (2,087,652)

Operating expenses:
  Selling, general and administrative                                 3,183,730                   4,429,733
  Write-down of impaired assets and related expenses                       --                     5,897,648
                                                                   ------------                ------------
                                                                      3,183,730                  10,327,381

  (Loss) income from operations                                      (2,460,330)                (12,415,033)

Other (expense) income:
  Interest expense                                                     (343,119)                   (795,311)
  Interest income                                                        42,999                      35,598
                                                                   ------------                ------------
                                                                       (300,120)                   (759,713)


Net loss                                                           $ (2,760,450)               $(13,174,746)
                                                                   ============                ============

Basic net profit (loss) per share                                  $      (0.13)               $      (0.89)
Shares used in computing basic
     net profit (loss) per share                                     20,669,723                  14,766,797

Diluted net profit (loss) per share                                $      (0.13)               $      (0.89)
Shares used in computing diluted
     net profit (loss) per share                                     20,669,723                  14,766,797




                                  The accompanying notes are an integral part of these consolidated financial statements.

                                       BPI Packaging Technologies, Inc.

                                     Consolidated Statement of Cash Flows




                                                                          ----------Nine Months Ended--------
                                                                           September 30,        September 30,
                                                                               1998                 1997
                                                                          --------------        -------------
                                                                                      (unaudited)
Cash flows from operating activities:
  Net loss                                                                $ (2,760,450)         $(13,174,746)
                                                                          ------------          ------------

  Adjustments  to  reconcile  net  income  to net cash
   provided  by  (used  in) operating activities:
      Depreciation and amortization                                          2,155,187             1,912,765
      Decrease (increase) in accounts receivable - trade                      (316,237)            1,525,403
      Decrease in inventories                                                  199,503             3,338,843
      Decrease in prepaid expenses and other current assets                     46,273               279,592
      Increase in accounts payable                                              95,922             2,913,910
      Decrease in other accrued expenses                                      (187,637)             (904,558)
                                                                          ------------          ------------
          Total adjustments                                                  1,993,011             9,065,955
                                                                          ------------          ------------
              Net cash provided by (used in) operating activities             (767,439)           (4,108,791)
                                                                          ------------          ------------

Cash flows from investing activities:
    Decreases in property and equipment                                         19,507             3,313,476
    Decrease in patents                                                           --               1,113,548
    Decrease in investments                                                      9,000                  --
    Decrease in deposits, net                                                     --                  26,945
    (Increase) in advance to officers                                             (485)                 --
    (Increase) in long-term debt                                                  --              (1,612,496)
    Decrease in other assets                                                    82,328               934,708
                                                                          ------------          ------------
              Net cash provided by (used in) investing activities              110,350             3,776,181
                                                                          ------------          ------------

Cash flows from financing activities:
    Net payments under note payable - bank                                    (440,628)           (1,756,658)
    Principal payments on capital lease obligations                           (252,353)               60,963
    Net proceeds from sales of stock and exercise of warrants                1,403,151             2,066,440
                                                                          ------------          ------------
              Net cash provided (used in) by financing activities              710,170               370,745
                                                                          ------------          ------------

Net increase in cash                                                            53,081                38,135
Cash at beginning of period                                                    125,220                 5,826
                                                                          ------------          ------------
Cash at end of period                                                     $    178,301          $     43,961
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

         Revenue is recognized upon the shipment of products and the passage of title to customers.

         The information included in the Consolidated Statements of Operations for the three month and nine month periods ended September 30, 1997 has not previously been reported due to the change in fiscal year end to December 31, effective December 31, 1997.

         In the opinion of Management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from Operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         For further information, refer to the consolidated financial statements and the footnotes included in the transition period report on Form 10-K for BPI Packaging Technologies, Inc. (the "Company") for the 10 months ended December 31, 1997.

Note 2.  Recent Material Development

         On August 13, 1998, the Company received notification from the Nasdaq Listing Qualifications Panel ("the Panel") of the Nasdaq Stock Market ("Nasdaq") that effective as of close of business on August 13, 1998, the Company's securities would be de-listed from Nasdaq. On August 27, 1998, the Company formally requested that the Nasdaq Listing and Hearing Review Council ("Review Council") review the August 13, 1998 decision. As of the date of this report, the Company has had no response from the Review Council. The Company's securities are presently traded on the OTC Bulletin Board.

Note 3.  Going Concern and Management's Plan

         As shown in the accompanying consolidated financial statements, the Company has suffered recurring net losses, working capital deficiencies and except for this quarter, cash flow deficiencies. Additionally, significant trade credit balances are past due and operating and capital lease obligations are in default at the balance sheet date.

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

         The Company exited the production of its traditional T-shirt bag product lines during the 10 month period ended December 31, 1997. The objective of exiting the T-shirt bag segment, which caused substantial losses, was to shift the Company's resources to increasing sales and production of its proprietary bag and plastic film product lines, which have the potential to have higher profit margins. The Company continues to focus its resources on its high margin patented and proprietary products: FRESH-SAC(R), HANDI-SAC(TM) and its high performance plastic films business targeted to the insulation, bathroom tissue and paper towel overwrap market and by accepting subcontracting on T-shirt bag line that makes a contribution to margin (referred to in the plastic industry as tolling).

         The Company has had nominal and negative gross margins in prior years and in the first two quarters of 1998. As a direct result of reductions in the Company's overhead and additional sales volume in its film and bag businesses, the gross margin has increased and is positive. A previously recorded allowance for unusable inventory was eliminated as the Company sold off inventories of products that were not made for a particular customer. Under the Company's new financial plans, inventory is only made where customer orders exist. This results in greater inventory turns, lower inventory and less problems in selling off inventory. The new product lines are customer and order specific. The overall gross margin will continue to improve as the Company sells more of its higher profit margin product to volume customers at pricing significantly better than the traditional plastic bag market. Cash flow improves with lower inventories and higher margin. The Company, under its new financing plan, will be able to obtain more inventory as needed to service the new film order contracts. Additionally, the Company intends to continue accepting subcontracting on T-shirt bag line products on a tolling basis.

         Plans to reduce overhead and administrative expenditures began in 1998 and have resulted in savings of approximately $500,000 per month. Additional savings from lower interest cost under the new financing plan will have an impact in 1999.

         The Company is currently operating with limited working capital and is in default of its agreements with lessors under operating and capital leases. As of September 30, 1998, approximately $2,086,000 was past due under capital and operating leases and approximately $6 million was past due to trade creditors.

         The Company is currently in the process of attempting to restructure its balance sheet through refinancing of its debt with both the secured and unsecured creditors and raising $4.0 million in a private placement of zero coupon senior subordinated debt and warrants to purchase Company Common Stock.

         The restructuring of the debt is currently planned to include a term loan of approximately $6.5 million to pay out the secured equipment lessors and a revolving line of credit of up to $3.5 million collateralized by Receivables and Inventory to be used for working capital. Successfully restructuring the debt would result in a reduction of monthly lease payments from approximately $350,000 to approximately $140,000 under the new proposed lending agreements.

         To date, no agreements have been signed for either debt or equity financing and there can be no assurance that such financing will be obtained on terms acceptable to the Company. The Company has also entered into a forbearance agreement with a supplier pursuant to which the Company has deferred payments of the outstanding payables until at least January 1, 1999.

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

         For the periods ended September 30, 1997 and the nine month period ended September 30, 1998, the Company has recorded a net loss. Therefore, basis and diluted earnings per share are the same due to the anti-dilutive effect of potential common shares outstanding. Anti-dilutive potential common shares excluded from the computation include common shares issuable upon the exercise of stock options, common shares issuable upon the conversion of redeemable convertible preferred stock or upon the exercise of warrants.


Note 5:  Accounts Receivable-Trade

         Accounts receivable-trade consists of the following:

                                                 September 30,      December 31,
                                                     1998               1997
                                                     ----               ----

Accounts receivable-trade                        $ 1,326,981        $ 1,071,239
Allowance for doubtful accounts                     (214,505)          (275,000)
Allowance for credits                                (75,000)           (75,000)
                                                 -----------        -----------
                                                 $ 1,037,476        $   721,239
                                                 ===========        ===========

Note 6:  Inventories

         Inventories, net of valuation reserves, consist of the following:

                                             September 30,          December 31,
                                                 1998                   1997
                                                 ----                   ----

Raw materials                                $   239,112            $   285,058
Finished goods                                   694,251              1,062,808
Reserves                                         (75,000)              (290,000)
                                             -----------            -----------
                                             $   858,363            $ 1,057,866
                                             ===========            ===========

Note 7:  Loans

         On August 10, 1998, the Company entered into an Invoice Purchase & Sale Agreement of up to $2.0 million against eligible Accounts Receivables replacing the Company's former lender, Foothill Capital Corporation. On October 16, 1998, the Company negotiated an increase in the advance on its receivable from 70% to 75% of eligible receivables. The Company pays a fee of 2% of its monthly invoices and interest of prime +6%. The agreement is secured by purchased receivables, general intangibles, contract rights and all inventory.

         At September 30, 1998, the balance owed under the agreement was $721,721. The agreement includes certain covenants that the Company must maintain to avoid default. To date, the Company is not in default under any terms of the agreement.

Note 8: Consolidated Statement of Changes in Stockholders' Equity for the nine month period ended September 30, 1998

                        BPI Packaging Technologies, Inc.

            Consolidated Statement of Changes in Stockholders' Equity
                    For Nine Months Ended September 30, 1998

                                                                        Series A Convertible   Series B Convertible
                                                     Common Stock          Preferred Stock        Preferred Stock     Capital in
                                               ---------------------   ---------------------  ---------------------    Excess of
                                                 Shares      Amount     Shares     Amount     Shares      Amount       Par Value
                                               ----------   --------   -------   -----------  -------   -----------   -----------
Balance at December 31, 1997                   19,513,496   $195,135   325,483   $ 1,126,932  146,695   $ 1,466,954   $43,076,603
Sale of common stock pursuant to
 Regulation S and Regulation D private
 placement offerings, net of issuance costs     1,650,000     16,500                                                    1,266,451
Warrants granted for lease extension                                                                                      120,200
Net loss for the quarter ended
 September 30, 1998                            ----------   --------   -------   -----------  -------   -----------   -----------
Balance at September 30, 1998                  21,163,496   $211,635   325,483   $ 1,126,932  146,695   $ 1,466,954   $44,463,254
                                               ==========   ========   =======   ===========  =======   ===========   ===========

                                                Accumulated
                                                  Deficit        Total
                                              -------------   ----------

Balance at December 31, 1997                  ($40,750,089)   $5,115,535
Sale of common stock pursuant to
 Regulation S and Regulation D private
 placement offerings, net of issuance costs                    1,282,951
Warrants granted for lease extension                             120,200
Net loss for the quarter ended
 September 30, 1998                             (2,760,450)   (2,760,450)
                                              ============    ==========
Balance at September 30, 1998                 ($43,510,539)   $3,758,236
                                              ============    ==========

Note 9.  Related Party Transactions

         In March 1998, the Company received a notice from the Massachusetts Department of Revenue requiring the Company to garnish the wages of the former Chairman of the Company. The amount subject to the levy totaled approximately $200,000. For the period through May 16, 1998, the Company did not comply with the terms of the levy. Subsequently, the Company paid, on behalf of the Chairman, approximately $36,000 of the levy and established an interest bearing note due on or before June 30, 1998. As of September 30, 1998, the Company has not received payment on the above referenced Note. As of the date of this report, the Company is not required to comply with the levy as a result of the former Chairman's resignation from the Company on July 1, 1998. The Company has fully reserved all amounts receivable from its former Chairman.

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

Results of Operations

Third  Quarter of 1998  Compared to the  Comparable  Period ended  September 30,
1997.

         For the third quarter ended September 30, 1998, the Company had sales of $2,927,730 compared to sales of $3,342,006 for the comparable months (July, August and September) of the prior year.

         During the 10 month period ended December 31, 1997, the Company exited the traditional plastic carry-out bag market. The exit occurred before the Company's proprietary high performance tissue overwrap film and the FRESH-SAC(R)Produce Profit Builder, two major growth products for 1998 and beyond, were ready to make the transition from marketing to sales.

         Sales of the Company's proprietary bag products (FRESH-SAC(R)T-shirt sack produce bag and HANDI-SAC(TM)) and film products were $2,777,690 in the third quarter of 1998 compared to sales of $2,553,281 in the comparable period ended September 30, 1997, an increase of 9%. Sales of traditional plastic carry-out bags decreased, as planned, and were $150,043 in the third quarter of 1998 compared to sales of $788,725 in the comparable period ended September 30, 1997. RC America, Inc. had no sales in either period. Market Media, Inc. had no sales in either period. The Company's five-year Purchase Agreement with Printpack, Inc., was terminated on October 7, 1998. The Company received no revenue under the Printpack purchase agreement during the quarter but has trial orders from Printpack in-house.

         In the third quarter of 1998, cost of goods sold was $2,049,426 or 70% of sales, compared to $3,971,014, or 119% of sales, in the comparable period ended September 30, 1997. The decrease in cost of goods sold as a percentage of sales is due primarily to the decrease in fixed and variable costs. Plans to reduce overhead in 1998 have resulted in significant savings beginning in the second quarter of 1998.

         Selling, general and administrative expense for the third quarter of 1998 was $807,900, or 28% of sales, compared to $1,125,944, or 34% of sales, in the comparable period ended September 30, 1997. The decrease in selling, general and administrative expense, as a percentage of sales, is due to the reduction of fixed expenses. Plans to reduce administrative expenses in 1998 have resulted in significant savings beginning in the second quarter of 1998.

         For the third quarter of 1998, net interest expense was $66,967 compared to $236,528 for the comparable period ended September 30, 1997. The decrease in interest expense is due to a decrease in the line of credit and other financing charges.

         The net income was $10,483 in the third quarter of 1998 compared to a net loss of $1,975,866 in the comparable period ended September 30, 1997. The change from net loss to net income in the third quarter of 1998, as compared to the comparable period ended September 30, 1997, was primarily due to a decrease in fixed and variable cost in the cost of goods sold and selling, general and administrative expenses.

         The Company incurred a net income of $0.00 per share in the third quarter of 1998 compared to a loss of $0.13 per share in the comparable period ended September 30, 1997.

Operating profit (loss) for the various business units are as follows:

                                                                           Comparable
                                               Third Quarter               Period  Ended
                                                    1998               September 30, 1997
                                               -------------           ------------------
Proprietary, traditional and film products     $   548,500                  $(1,119,571)
RC America, Inc.                                         0                      (72,499)
Market Media, Inc.                                 (12,922)                    (102,824)

Unallocated corporate overhead                     465,174                      460,091


Operating profit (loss)                        $    70,404                  $(1,754,952)
Interest expense, net                              (59,921)                    (220,914)


Net income (loss)                              $    10,483                  $(1,975,866)



First Nine Months of 1998 Compared to the Comparable Period ended September 30, 1997.

         For the nine months ended September 30, 1998, the Company had sales totaling $7,567,594 compared to sales of $17,540,392 for the comparable months (January through September) of 1997, a decrease of 57%, as a result of the Company's previously announced decision to discontinue the traditional plastic grocery carry-out bag and Maxi-Sac(TM) product lines.

         Sales of the Company's proprietary carryout T-shirt bag products (FRESH-SAC(R)T-shirt produce bag and HANDI-SAC(TM)) and film products were $7,031,052 in the first nine months of 1998 compared to sales of $8,193,948 in the comparable period ended September 30, 1997, a decrease of 14%. Sales of the traditional grocery carry-out bags decreased as planned and were $536,543 in the first nine months of 1998 compared to $9,346,444 in the comparable period ended September 30, 1997. RC America, Inc., had no sales in the first nine months of 1998 compared to $937,389 in the comparable period ended September 30, 1997. Market Media, Inc., had no sales in this period.

         In the first nine months of 1998, cost of goods sold was $6,844,194, or 90% of sales, compared to $19,628,044, or 112% of sales, in the comparable period ended September 30, 1997. The decrease in cost of goods sold, as a percentage of sales, is due primarily to the decrease in fixed and variable costs. Plans to reduce overhead in 1998 have resulted in significant savings beginning in the second quarter of 1998.

         Selling, general administrative expense for the first nine months of 1998 was $3,138,730, or 42% of sales, compared to $4,429,733, or 25% of sales, in the comparable period ended September 30, 1997. The decrease in selling, general administrative expense is due to the reduction of fixed expenses. Plans to reduce administrative expenses in 1998 have resulted in significant savings beginning in the second quarter of 1998.

         For the first nine months of 1998, net interest expense was $343,119 compared to $795,311 for the comparable period ended September 30, 1997. The decrease in interest expense is due to a decrease in the line of credit and other financing charges.

         The net loss was $2,760,450 for the first nine months of 1998 compared to $13,174,746 in the comparable period ended September 30, 1997. The decrease in net loss is primarily due to a decrease in fixed and variable cost in the cost of goods sold and selling, general and administrative expenses.

         The Company incurred a loss of $0.13 per share in the first nine months of 1998 compared to a loss of $0.89 per share in the comparable period ended September 30, 1997.

Operating profit (loss) for the various business units are as follows:

                                                    Nine Months               Comparable
                                                       Ended                 Period  Ended
                                                September 30, 1998         September 30, 1997
                                                ------------------         ------------------

Proprietary, traditional and film products        $   (935,409)               $(10,731,578)
RC America, Inc.                                      (130,345)                    (37,080)
Market Media, Inc.                                    (122,136)                   (354,354)

Unallocated corporate overhead                       1,272,440                   1,366,181


Operating profit (loss)                           $ (2,460,330)               $(12,415,033)
Interest expense, net                                 (300,120)                   (759,713)


Net loss                                          $ (2,760,450)               $(13,174,746)


Liquidity and Capital Resources

         Since its initial public offering in October 1990, the Company has generated funds to finance its activities through both public sales and private placements of its securities, as well as bank loans, equipment lease financing and cash from operations.

         Sales of Securities

         The Company did not raise any equity from the sale of Common Stock or Warrant exercise in the third quarter of 1998. As discussed in "Going Concern and Management's Plan", Management intends to increase its liquidity in the fourth quarter of 1998 by a combination of debt and equity financing subject to financial market conditions. However, the Company has no commitments for such financing, and no assurance can be given that additional financing will be successfully completed or that such financing will be available on terms favorable to the Company, if at all.

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

         As of December 31, 1997 and September 30, 1998, the Company was in default on all of its capital and operating leases. In March and April 1998, the Company entered into settlement agreements with three lessors to remedy the defaults. The terms of the agreements are as follows:

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

         As September 30, 1998 the Company had not made the required payments under the terms of the three settlement agreements. Management is currently negotiating settlement agreements with the leasing companies and intends to pay the settled amounts out of the proceeds of anticipated new debt financing. However, as of the date of this report, no commitments for such funding has been received and there can be no assurances that the Company will be successful in obtaining such financing on terms acceptable to the Company, if at all.

Cash Flow

         In the third quarter of 1998, the Company had non-cash charges of $885,748 relating to depreciation and amortization. The Company also raised $340,317 from an increase in the Note Payable. The Company used $462,192 to decrease accounts payable and $270,567 to decrease accrued expenses. At September 30, 1998, stockholders equity was $3,758,236 as compared to $5,115,535 at December 31, 1997. The Company's current ratio was 0.14:1 at September 30, 1998 as compared to 0.12:1 at December 31, 1997. The net book value of property and equipment was $15,905,193 at September 30, 1998 as compared to $17,828,860 at December 31, 1997.

         At September 30, 1998, the Company had a working capital deficit of $14,862,494. Although the Company has instituted significant reductions in operating expenses in the second and third quarters of 1998, the Company expects to require additional debt or equity financing to sustain its operations.

         Historically, a significant portion of the Company's capital requirements has been funded through the proceeds from the Company's three prior public offerings, the exercise of warrants sold in these public offerings, equity and subordinated debt investments by Beresford Box Company, Ltd., (formerly Beresford Packaging, Inc., subsequently converted into the Company's Series B and Series C Preferred Stock), a principal stockholder, and private placements of Common Stock and warrants. The Company has also utilized bank loan and line of credit facilities, trade credit facilities and equipment leases.

Impairment of Long-Lived Assets

         The Company exited the traditional plastic grocery carry-out bag market in the 10 month period ended December 31, 1997. This market is highly competitive and margins remained low for several years, covering variable manufacturing costs, but making little contribution to manufacturing overhead, SG&A, interest or profit. As discussed in Notes 1 and 6 to the Company's consolidated financial statements for the 10 month period ended December 31, 1997, the Company adopted Statement of Financial Account Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of," for the year ended February 28, 1997. In conjunction with this exit strategy, certain write-downs of assets and expenses related to the traditional T-shirt product line were recorded in the fourth quarter of Fiscal Year 1997 amounting to $5,897,648 in order to reflect these items, now considered impaired, at fair value. In addition, due to the deterioration of the product lines' gross margin from intense competition, approximately $1,165,000 of inventory reserves were established in the fourth quarter of Fiscal Year 1997 to properly state the traditional T-shirt bag product line inventory at net realizable value. In the third quarter ended September 30, 1998, the Company re-entered the traditional plastic grocery carry-out bag market on a tolling basis.

Going Concern and Management's Plan

         The Company has suffered recurring net losses, working capital deficiencies, and except for the current reporting period, operating cash flow deficiencies. Additionally, significant trade credit balances are past due and operating and capital lease obligations are in default at the balance sheet date.

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

         The Company exited the production of its traditional T-shirt bag product lines during the 10 month period ended December 31, 1997. The objective of exiting the T-shirt bag segment, which caused substantial losses, was to shift the Company's resources to increasing sales and production of its proprietary bag and plastic film product lines, which have the potential to have higher profit margins. The Company continues to focus its resources on its high margin patented and proprietary products: FRESH-SAC(R), HANDI-SAC(TM)and its high performance plastic films business targeted to the insulation, bathroom tissue and paper towel overwrap market and by accepting subcontracting on T-shirt bag lines through tolling.

         The Company has had nominal and negative gross margins in prior years and in the first two quarters of 1998. As a direct result of reductions in the Company's overhead and additional sales volume in its film and bag businesses, the gross margin results have turned larger and positive. A previously recorded allowance for unusable inventory was eliminated as the Company sold off inventories of products that were not made for a particular customer. Under the Company's new financial plans, inventory is only made where customer orders exist. This results in greater inventory turns, lower inventory and less problems in selling off inventory. The new product lines are customer and order specific. The overall gross margin is expected to continue to improve as the Company sells more of its higher profit margin product to volume customers at pricing significantly better than the traditional plastic bag market. Cash flow improves with lower inventories and higher margin. The Company, under its new financing plan, is expected to be able to obtain more inventory as needed to service the new film order contracts. Additionally, the Company intends to produce product for bag customers who supply the raw materials.

         Plans to reduce overhead and administrative expenditures began in 1998 and have resulted in savings of approximately $500,000 per month. Additional savings from lower interest cost under the new financing plan will have an impact in 1999.

         On July 2, 1998, the Company began to make significant SG&A cut-backs in areas that did not focus on the Company's core competencies of manufacturing plastic bag and film products. The Company suspended operations of its two wholly-owned subsidiaries, RC America, Inc., and Market Media, Inc. Additionally, the Company pared down its SG&A expense by closing non-performing sales offices and focused on reducing sales expenses. Finally, the Company reorganized its management team to absorb natural attrition and did not replace resignees from the Company, except where deemed necessary for operations. The resultant effect of the suspended operations, SG&A cut-backs and non-replacement attrition is approximately $5.0 million, annualized.

         On August 10, 1998, the Company entered into a new revolving line of credit arrangement with a lender providing for the borrowing of up to $2.0 million against eligible Accounts Receivable. Part of the proceeds were used to repay the existing line of credit with Foothill Capital Corporation and the balance was used as general working capital. In addition, the Company continues its discussions with potential lenders for a $6.5 million term loan to buy out the capital and operating leases. The Company is also attempting to raise $4.0 million in a zero coupon senior subordinated debt through a private placement the proceeds of which will be used to pay unsecured creditors on either a payment plan or discounted basis, depending on which plan the unsecured creditor selects.

         The Company has no commitments for such financing, and no assurance can be given that the Company will be successful in obtaining such additional financing or that such financing will be available on terms favorable to the Company, if at all.

Impact of Inflation

         Inflation during the third quarter of 1998 did not have any impact on operating results nor did it have any impact on operating results in the past three fiscal periods.

Year 2000

         The Company implemented a Year 2000 compliance project in June 1998, which addresses the internal risks, requirements and budgets for becoming Year 2000 compliant. The Company has completed an inventory of its financial systems and operating equipment which may contain embedded technology.

         The Company has determined that its financial system will require an investment of approximately $50,000 and 120 days of implementation to become Year 2000 compliant. The Company is in the process of reviewing with third party vendors the Year 2000 compliance of its operating equipment. The Company has completed this process with respect to 35% of its operating equipment and expects to complete the balance of its evaluations by mid year 1999. The Company has not found, and does not presently expect to find, any case in which the failure of a piece of operating equipment to be Year 2000 compliant that would materially affect the operation of such equipment. The Company does not expect that the cost of making any operating equipment Year 2000 compliant would be material.

         The replacement of the financial computer system is planned for the first half of 1999 and the Company expects to fund the $50,000 from working capital. The failure of the Company's financial systems to be Year 2000 compliant could have a material adverse effect on the Company and may cause system mal-functions, incorrect or incomplete transaction processing and the inability to reconcile accounting books and records.

         The Company presently expects to complete contingency plans by mid year 1999.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is involved in pending commercial legal proceedings with equipment lessors and trade suppliers because of lease defaults and overdue trade accounts. During the quarter there have been no material developments in any material pending legal proceeding and no new material legal proceeding has been commenced. Management believes these legal proceedings will be settled by negotiation; however, the failure to settle these proceedings by negotiation could have material adverse effects on the Company's business.

Item 2.    Changes in securities.                                    None

Item 3.    Defaults Upon Senior Securities.                          None

Item 4.    Submission of Matters to a Vote of Security Holders       None

Item 5.    Other Information.                                        None

Item 6.    Exhibits and Reports on Form 8-K.

         A)       The  following  Exhibit is filed  herewith  as  Exhibit  10.1:
                  Invoice Purchase and Sale Agreement dated  August 10, 1998

         B) Reports on Form 8-K during the quarter the Company filed the following report on 8-K

                           7/6/98 - Reporting among other things, resignation of
                                    Dennis N. Caulfield, CEO

                           7/28/98 -  Reporting  engagement  of  Livingston  and
                                      Haynes as Independent Accountants

                                   SIGNATURES



         Pursuant to the requirements of Section 14 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BPI PACKAGING TECHNOLOGIES, INC.

Date: November 13, 1998                      By: /s/ C. Jill Beresford
                                             C. Jill Beresford, Chairman and
                                                Chief Executive Officer