Form 10-K405
period 1998-12-31
BPI PACKAGING TECHNOLOGIES INC
filed 1999-03-31
CIK 866751

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/ X /             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, OR
/ /               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM              TO              .
             --------------   -------------


                         COMMISSION FILE NUMBER: 0-19561
                                                ----------

                        BPI PACKAGING TECHNOLOGIES, INC.
          -----------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                       04-2997486
          ----------                                     ------------
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

             455 SOMERSET AVENUE, NORTH DIGHTON, MASSACHUSETTS 02764
           -----------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (508) 824-8636
                                 ---------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        Securities registered pursuant to Section 12(b) of the Act: None

               Securities registered pursuant to Section 12(g) of
                                    the Act:

                                 TITLE OF CLASS
                                ----------------
                          Common Stock, $.01 par value
              Series A Convertible Preferred Stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days. Yes X No
                                                  ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         The aggregate market value of the Registrant's voting stock issued and outstanding as of March 22, 1999 was $3,224,343 for the Common Stock and $193,358 for the Series A Convertible Preferred Stock.

         As of March 22, 1999, 21,495,621 shares of Common Stock, $.01 par value per share, were outstanding and 193,358 shares of Series A Convertible Preferred Stock, $.01 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                      -------------------------------------

         Portions of the definitive proxy statement to be filed prior to April 30, 1999, pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this Form 10-K.

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

                                     PART I

ITEM 1.           BUSINESS
                  --------
GENERAL

         BPI Packaging Technologies, Inc. (the "Company") converts commercially available high molecular weight high density polyethylene ("HMWHDPE") resins into thin film, which is either sold directly into industrial or packaging applications or converted in-house into carryout bags of "T-shirt sack" design for supermarkets, convenience stores and other retail markets. The Company utilizes advanced, high quality extrusion, printing and bag making equipment, which was installed between 1990 and 1997.

HISTORY

         The Company's predecessor, Beresford Packaging, Inc. ("Beresford-U.S."), was organized as a wholly owned subsidiary of Beresford Packaging, Inc., a Canadian corporation (that was subsequently amalgamated into Beresford Box Company Limited ("Beresford-Canada"), in February 1988 to acquire certain assets and assume certain liabilities of Surrey Industries, Inc., an unaffiliated entity, which manufactured traditional HMWHDPE plastic bags. The Company was organized as a Delaware corporation in May 1990 and in August 1990 Beresford-U.S. merged into the Company. In February 1993, the stockholders and directors of the Company approved the name change of the Company from BPI Environmental, Inc. to BPI Packaging Technologies, Inc.

         The Company operated two wholly-owned subsidiaries: RC America, Inc., which purchased surplus inventory from manufacturers of consumer products and markets and sold the products to mass merchandise retailers and other retail chains, and Market Media, Inc., which sold and marketed in-store advertising and promotion programs. On June 27, 1998, the Company suspended funding operations of its two wholly-owned subsidiaries; the Company also terminated the employment of Ronald V. Caulfield, the Chief Executive Officer and President of RC America, Inc. Unless otherwise indicated, the term "Company" hereafter, refers to BPI Packaging Technologies, Inc.

RECENT FINANCING

         On January 27, 1999, the Company entered into a Securities Purchase Agreement (the "Agreement") with an investor, DGJ, L.L.C., a Delaware limited liability company ("DGJ"), whereby the Company agreed to issue and sell to DGJ, and DGJ agreed to purchase from the Company the following:

         1. a Promissory Note in the aggregate principal amount of $3,200,000;

         2. a Common Stock Purchase Warrant for the purchase of up to 80,000,000 shares of the Company's common stock, $.01 par value per share (the "Common Stock"), at an exercise price of $0.04 per share, exercisable until January 27, 2009; and

         3.       1,629,930 shares of Series C  Preferred Stock of the Company.

         In addition, certain members of the Company's management invested $300,000 in the Company's warrants. The Common Stock represented by the warrants cannot be issued until approval for an increase in the Company's authorized shares of Common Stock is obtained at the next annual meeting of stockholders.

         In conjunction with this financing, the Company entered into agreements with most of its unsecured creditors that provided a discounted payment in February 1999 or a non-interest bearing agreement to pay the entire balance over a three-year period. The unsecured creditor agreements, together with the financing referred to above, allowed the Company to restructure trade notes payable of $584,000 and accounts payable of $6,597,000, or a total of $7,181,000, compared to $1,874,000 of current accounts payable and $1,426,000 of long-term debt, or a total of $3,300,000 after refinancing.

         A factoring agreement with a company related to DGJ now provides the Company with $2,000,000 of financing secured by the Company's accounts receivable and $1,000,000 secured by its inventory. The term for both the accounts receivable and inventory financing is six months, subject to automatic renewal unless the Company gives at least 90 days written notice of termination. The financing bears interest at the prime rate plus 5% on the outstanding balance on the inventory loan and the prime rate plus 2% on all accounts receivable submitted for financing. The Company may borrow up to 85% of its qualified accounts receivable and 33% of its qualified inventory. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Note Payable."

         The Company's equipment, capital and operating leases are now funded by a new equipment lease with DGJ. Current obligations of $3,800,000 and accrued lease obligations of $1,643,000 were retired and $1,679,000 of equipment previously under operating leases was added to the property and equipment accounts. The new lease carries no debt reduction obligation and is treated as long-term debt. The combined monthly payments under the retired leases were reduced from approximately $305,000 per month to $102,000 per month under the new lease agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Equipment Purchases and Lease Financings."

         The plan to restructure the Company's operations and management, which began in the third quarter of 1998, to satisfy past due trade creditors and past due operating and capital lease balances, is progressing.

PRODUCTS AND MARKETS

         Direct competition refers to competition for identical products and indirect competition refers to products which are not identical, but which could be substituted for the Company's product. Market size estimates are management estimates:


---------------------------------------------------------------------------------------------------------------------
                                                     1999
                                                ANNUAL MARKET              PATENT
                                                  (MILLIONS)               STATUS                 COMPETITION
---------------------------------------------------------------------------------------------------------------------
  HANDI-SAC(TM)                                      $37                 U.S. PATENT      DIRECT: SONOCO T-SACK ROLL
  CONVENIENCE, HARDWARE/AUTOMOTIVE AND                                   ISSUED 1993      BAG
  DRUG                                                                                    INDIRECT: PAPER AND
                                                                                          FLAT T-SACKS
---------------------------------------------------------------------------------------------------------------------
  FRESH-SAC(R)                                       $63                 U.S. PATENT      DIRECT:  CROWN POLY, SEALED
  T-SHIRT PRODUCE BAG                                                    ISSUED 1993      AIR AND BETTER BAG
                                                                                          INDIRECT:  PRODUCE BAG
                                                                                          ON A ROLL
----------------------------------------------------------------------------------------------------------------------
  INSULATION OVERWRAP                                $15             PROCESS TECHNOLOGY   DIRECT:
                                                                                          VANGUARD PLASTICS
                                                                                          NO INDIRECT
---------------------------------------------------------------------------------------------------------------------
  HIGH PERFORMANCE PRINTED                     UNDER EVALUATION      PROCESS TECHNOLOGY   DIRECT:  EXXON FILMS
   TISSUE OVERWRAP FILM                                                                   NO INDIRECT
---------------------------------------------------------------------------------------------------------------------
  T-SHIRT CARRYOUT BAG                               $850            U.S. PATENT ISSUED   DIRECT:  VANGUARD, SONOCO
                                                                            1989          AND INTEGRATED BAGGING
                                                                                          SYSTEMS
                                                                                          INDIRECT: KRAFT PAPER BAGS
---------------------------------------------------------------------------------------------------------------------



         HANDI-SAC(TM) is a T-shirt bag sold in a patented dispensing mechanism. The patented system allows the retailer to effectively store and dispense T-shirt bags in a limited space under the check-out counter, which is important to convenience, drug, retail and hardware stores. HANDI-SAC(TM) is installed in approximately 11,000 convenience, drug, retail and hardware stores. The annual market potential for HANDI-SAC(TM) is estimated at approximately $37 million. The market is split approximately 70% plastic and 30% paper.

         FRESH-SAC(R) is a thin T-shirt produce bag sold in a patented dispensing mechanism. This program is presently being sold to approximately 600 supermarkets directly and through distributors. Management estimates the annual market potential for the FRESH-SAC(R) Produce Profit Builder Program to be $63 million.

         A thin, clear mono-layer HMWHDPE film specifically designed for printed tissue overwrap (i.e., paper towels and bathroom tissue) is being tested as a replacement for traditional film more than twice its gauge. The market size for this product is under evaluation. The Company's five year purchase agreement with Printpack, Inc. ("Printpack") was terminated on October 7, 1998. The Company received no revenue under the Printpack purchase agreement but has trial orders from Printpack in-house.

         Two films have been specifically developed for the encapsulation of glass fibre insulation mats for the private housing and the industrial buildings industry, respectively. The latter one is flame retardant and passed the required tests of United Laboratories. It is expected that this new film application is going to grow in North America. The market size is estimated to be at $15 million annually.

         Since the above applications will not fill the Company's current conversion capacity of 40 million pounds of HMWHDPE resin in the near future, the Company re-entered the standard grocery T-shirt bag business, which resulted in significant marginal contributions to fixed costs starting in the third quarter of 1998.

         On June 27, 1998, the Company discontinued funding operations of its two wholly-owned subsidiaries, RC America, Inc. and Market Media, Inc., as they were not generating revenues and thus, creating a cash drain on the Company. Other significant reductions of plant overhead and selling and administrative expenses were made throughout 1998. Marginal contributions from the standard T-shirt bag business, together with expense reductions, significantly improved the performance of the Company during the second half of 1998.

COMPETITION

         The plastic film and bag markets are highly competitive. There are high barriers of entry into the plastic bag and film markets due to significant capital requirements. The Company's capacity is estimated at approximately 40 million pounds annually, depending on product mix.

         In the patented products, HANDI-SAC(TM) has direct competition from Sonoco Products Company's T-sack roll bag product and flat T-sacks provided by Sonoco Products Company, Vanguard Plastics and others; as well as paper bags. FRESH-SAC(R) has direct competition from: Crown Poly and Sealed Air, which manufacture plastic roll bags in a patented dispensing system; Better Bag, which manufactures flat produce bags; and indirect competition from a variety of traditional plastic low-cost bag-on-a-roll manufacturers.

         The Company has direct competition for its thin, clear film used for tissue overwrap from Exxon Films, which has a similar thin film. However, management believes that Exxon Films has an exclusive five year supply agreement with a consumer packaged goods company that prohibits it from supplying other companies and, therefore, Exxon Films is not presently considered to be a competitor. The Company competes with the major manufacturers of flexible packaging and other companies that manufacture thick plastic films for tissue overwrap. The Company believes that its tissue overwrap film is more cost effective than any competitive product.

         In the traditional plastic grocery T-shirt bag market, which the Company exited during the 10 month period ended December 31, 1997 and re-entered in the third quarter of 1998, the Company's competitors include large companies: i.e., Sonoco Products Company, Interplast Corporation and Vanguard Plastics.

PROPRIETARY PROCESSES, PATENTS AND OTHER RIGHTS

         The Company has developed patents related to T-shirt bags. The Company owns a patent issued in 1989 for its T-shirt carryout bag. In 1993, the Company was issued a U.S. patent for the dispensing system used in conjunction with its FRESH-SAC(R) and HANDI-SAC(TM) products. The Company has a registered trademark in the United States for FRESH-SAC(R). In 1996, the Company was issued a U.S. patent for its FRESH-SAC(R) advertising vehicle called the Fresh Focus CartridgeTalker(TM).

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

         The Company has developed a number of proprietary manufacturing methods and processes utilized in the manufacture of its products. The Company relies on and employs various methods to protect the concepts, ideas and documentation for these manufacturing methods such as patents and confidentiality agreements with its employees. However, such methods may not afford sufficient protection and no assurance can be given that others will not independently develop such know-how or obtain access to the Company's know-how, concepts, ideas and documentation.

MANUFACTURING

         All of the Company's plastic products are manufactured in its North Dighton, Massachusetts facility. The plastic resin is delivered to the Company, where it is brought into the facility to be heated and blown into a thin film on blown film extrusion lines. The film is cooled and wound on large rolls and printed with customer information using aqueous-based inks and shipped to customers. If the film is to be used to manufacture bags, it is then slit-sealed into bags, reviewed by quality control inspectors, boxed, and shipped to customers. The Company retains customer design printing plates for future use.

         The Company's manufacturing equipment consists of blown film extrusion lines, printing presses, bag making machines and film slitting operations. Additional slitting capacity was acquired in the first quarter of 1999.

RAW MATERIALS

         HMWHDPE resin comprises the principal raw material in the Company's products, the principal component of which is ethylene, a derivative of natural gas. HMWHDPE resin is currently available from several sources. During the year ended December 31, 1998, as in some prior fiscal years, resin prices fluctuated significantly, a trend the Company expects will continue.

BACKLOG

         The Company's backlog of firm orders at March 22, 1999 was $889,164, as compared to $510,472 at March 26, 1998. The Company generally sells products on an individual purchase order basis to regular customers rather than under annual contracts on a scheduled delivery basis. Accordingly, backlog may fluctuate significantly and may not be an accurate indicator of general business trends.

SEASONALITY

         Management reports that the first quarter of any year is traditionally the slowest quarter for bag products marketed to the retail trade. There is no apparent seasonality in the industrial film business.

MAJOR CUSTOMERS

         For the year ended December 31, 1998, there were two customers that each accounted for more than 10% of the Company's sales: Owens Corning at 10% and Bunzl, a distributor of the Company's patented bag products to grocery and convenience store retailers, at 20%. The Company's primary relationships are with the decision makers at the retail level who chose Bunzl to redistribute the

Company's products. Therefore, management does not believe that the loss of Bunzl's business would have a material adverse effect on the Company's business as the Company's products would be shipped either direct to the retailer or through a different distributor.

EMPLOYEES

         As of March 22, 1999, the Company had 112 full-time employees. None of the Company's employees are represented by a union.

ITEM 2.           FACILITIES

         The Company maintains its principal executive offices and manufacturing operations in a 124,000 square foot facility in North Dighton, Massachusetts. The premises are leased from an unaffiliated landlord under a lease which expires on December 31, 2007, at a monthly rent of $31,738 effective August 1, 1997, and thereafter to be adjusted based on certain indices. The monthly rental payment was reduced to $26,255 effective March 1, 1999 due to a reduction in space. The Company is responsible for payment of real estate taxes, which are approximately $52,000 per year, and maintenance costs which are approximately $30,000 per year. The Company has an option to extend the lease for a seven year period at the expiration of the lease.

ITEM 3.           LEGAL PROCEEDINGS

         At December 31, 1998, the Company was involved in various pending commercial legal proceedings with equipment lessors and trade suppliers because of lease defaults and overdue trade accounts. The debt of the equipment lessors was paid in conjunction with the January 27, 1999 financing on terms negotiated between the Company and the lessors. See "Business - Recent Financing." The Company now has no pending significant commercial legal proceedings with equipment lessors or trade suppliers.

         A notice of potential claim has been sent by a group of investors to both the Company and its insurance carrier alleging that the Company's former management made misrepresentations concerning registration rights attendant to the securities purchased by them pursuant to Regulation D of the Securities and Exchange Act of 1933, as amended. The Company believes that any settlement in connection with this potential claim will not have a material effect on its operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1998, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                  MATTERS

         The Company's Common Stock was traded on the National Association of Securities Dealers Automated Quotation National Market System ("NASDAQ/NMS") from October 12, 1992 through August 13, 1998. Since August 14, 1998, the Company's Common Stock has been traded on the National Association of Securities Dealers Automated Quotation Over-the-Counter Bulletin Board ("NASDAQ OTC"), under the symbol, "BPIE."

         As of March 22, 1999, the Company had 21,495,621 shares (271 holders) of record for its Common Stock and 193,358 shares (37 holders) of record for its Series A Convertible Preferred Stock. Management believes that there are approximately 4,500 to 5,000 beneficial owners of the Company's Common Stock and Series A Convertible Preferred Stock.

         For the fiscal quarters reported below, the following table sets forth the range of high and low sale quotations for the Common Stock for the relevant periods as reported by NASDAQ/NMS or NASDAQ OTC. Such quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.


COMMON STOCK                                             HIGH SALE     LOW SALE
------------                                             ---------     ---------

Fiscal Year 1997
         First Quarter                                   $   4.25      $   1.375
         Second Quarter                                  $   3.625     $   1.625
         Third Quarter                                   $   3.6875    $   1.8125
         Fourth Quarter                                  $   2.315     $   1.625

10 Month Period Ended December 31, 1997
         First Quarter                                   $   1.96875   $   1.5625
         Second Quarter                                  $   1.875     $   1.031
         Third Quarter                                   $   2.313     $   1.031
         Fourth Quarter (through December 31, 1997)(1)   $   1.938     $   1.063

1998
         First Quarter                                   $   1.375     $   0.688
         Second Quarter                                  $   1.400     $   0.844
         Third Quarter                                   $   0.94      $   0.20
         Fourth Quarter                                  $   0.43      $   0.14

1999
         First Quarter (through March 22, 1999)          $   0.30      $   0.15


---------------------------
(1) In December 1997, the Company changed its fiscal year end from February 28 to December 31.

RECENT SALES OF UNREGISTERED SECURITIES

         In June 1998, the Company completed a Rule 144A offering of private placement units of $1,485,000. Each unit consisted of 100,000 shares of Common Stock and a three-year warrant to purchase 100,000 shares of Common Stock at $1.25 per share. The offering price was $90,000 per unit and the total offering was valued at $1,530,000. Under Regulation D, the securities were initially sold within the United States to accredited investors and qualified institutional buyers. Under Regulations S, the units were initially sold outside the United Stated to non-U.S. investors. The proceeds of the offering are being used as working capital. The securities sold in the offering have not been registered under the Securities Act of 1933, but are expected to be registered in the second quarter of 1999.

DIVIDENDS

         The Company has not paid any cash dividends on its Common Stock since inception. Section 7.12 of the Agreement and the Company's current revolving line of credit loan arrangement prohibit the payment of dividends (in cash or other property) on or in respect of any shares of any class of capital stock of the Company's securities and does not anticipate the payment of cash dividends on its Common Stock in the foreseeable future. It is expected that any earnings, which may be generated from operations, after payment of dividends on the Company's Series A and B Preferred Stock, will be used to finance the growth of the Company. Dividends on each of these classes of Preferred Stock are non-cumulative.

ITEM 6.           SELECTED FINANCIAL DATA

         The following tables set forth summary financial information for the periods indicated. This information should be read in conjunction with the Company's consolidated financial statements (including the notes thereto) included herein.

                          STATEMENT OF OPERATIONS DATA


                                                       Ten Month Period                Fiscal Years
                                           Year Ended       Ended                          Endend
                                          December 31,   December 31,    February 28,    February 23,     February 24,
                                            1998             1997            1997            1996            1995
                                          ------------    ------------    ------------    ------------    ------------


Net sales                                  10,382,819    $ 13,951,725    $ 30,810,037    $ 28,839,954    $ 25,254,645
Cost of goods sold                          8,826,905      17,311,037      27,784,329      26,161,723      19,879,041
                                           ----------    ------------    ------------    ------------    ------------
Gross profit (loss)                         1,555,914      (3,359,312)      3,025,708       2,678,231       5,375,604

Selling, general and
   administrative expense                   4,301,842       6,137,985       8,695,612       6,370,956       5,029,832
Bad debt expense                                   --         319,736          93,165              --              --
Write-down of impaired assets
   and related expenses                            --              --       5,385,000             --              --
Patent infringement settlement                     --              --         512,648             --              --
operations                                 (2,745,928)     (9,817,033)    (11,660,717)     (3,692,725)        345,772
Allowance for officer loan                    (68,039)       (586,978)             --             --              --
Interest and other
   expense                                   (471,166)       (984,064)     (1,112,647)       (865,206)        (280,445)
Interest income                                45,920          49,206           9,133          47,786           77,104
Non-recurring charges                              --              --              --              --         (989,917)
                                           ----------    ------------    ------------    ------------      ------------
Net loss                                   (3,239,213)    (11,338,869)    (12,764,231)     (4,510,145)        (847,486)
Basic and diluted net loss per share             (.16)           (.73)           (.96)           (.38)            (.08)
Shares used in computing basic and
   diluted net loss per share              20,849,356      15,579,747      13,261,815      11,756,532       10,670,040


                               BALANCE SHEET DATA


                                 At                 At             At             At               At
                             December 31,      December 31,    February 28,    February 23,    February 24,
                               1998              1997            1997             1996            1995
                            ------------       ------------    -----------     -----------     ------------

Total assets                $ 17,751,965       $ 20,970,740    $ 29,247,231    $ 35,277,975     $ 35,341,925
Long term obligations       $         --       $         --    $  3,809,241    $  5,441,057     $  4,495,692
Redeemable preferred
   stock                    $         --       $         --    $         --    $    183,369     $    183,369
Working capital (deficit)   ($12,748,154)      ($13,897,932)   ($ 5,819,144)   ($ 2,767,867)    $  3,909,634
Stockholders' equity        $  3,279,473       $  5,115,535    $ 11,544,675    $ 19,768,971     $ 24,048,204


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE 10 MONTH PERIOD ENDED DECEMBER 31, 1997

         The Company was unable to accurately recast operating results to provide for a 12 month period ending December 31, 1997 because monthly accounting closings were not undertaken during the months in question. The months of January and February are the lowest sales periods of the year under normal seasonality trends. The results for a 12 month period ending December 31, 1997 probably would not have produced a lesser loss for the reporting period than the loss as represented for the 10 month period ending December 31, 1997.

         During the 10 month period ended December 31, 1997, the Company exited the traditional plastic carryout bag market. Sales for the year ended December 31, 1998 were $10,382,819 compared to $13,951,725 in the 10 month period ended December 31, 1997.

         Sales of the Company's proprietary bag products, FRESH-SAC(R) T-shirt sack produce bag and HANDI-SAC(TM), were $7,799,714 in the year ended December 31, 1998, compared to sales of

$6,185,039 in the 10 month period ended December 31, 1997. Sales of traditional products decreased to $1,595,010 in the year ended December 31, 1998 from $6,739,028 in the 10 month period ended December 31, 1997. The Company exited the traditional bag market during the 10 month period ending December 31, 1997 and had sales of $536,543 in the first nine months of such period compared to sales of $1,058,467 in the last quarter of 1998, when the Company elected to return to the traditional bag market. The sales of the Company's insulation overwrap films were $988,095 in 1998 compared to $58,731 in the 10 month period ended December 31, 1997, an increase of $929,364. RC America, Inc. had no sales in 1998, compared to $968,927 in the 10 month period ended December 31, 1997.

         In 1998, cost of goods sold was $8,826,905, or 85.0% of sales, as compared to cost of goods sold in the 10 month period ended December 31, 1997 of $17,311,037, or 124.1% of sales. Plans to reduce overhead in 1998 resulted in significant savings beginning in the second quarter of 1998. Cost of goods sold would have been approximately $303,000 greater in 1998 and approximately $253,000 greater during the 10 month period ended December 31, 1997 had the Company not recorded a write-down of plant and equipment during the year ended February 28, 1997 ("Fiscal Year 1997").

         Selling, general and administrative expense for 1998 was $4,301,842, or 41.4% of sales, as compared to selling, general and administrative expense of $6,137,985 in the 10 month period ended December 31, 1997, or 44.0% of sales. Overhead reductions, including the closing of operations of its two subsidiaries, were mainly responsible for the decrease.

         In 1998, interest expense decreased to $471,166, or 4.5% of net sales, as compared to $984,064 in the 10 month period ended December 31, 1997, or 7.1% of net sales. Interest decreased due to lower debt balances outstanding under the Company's credit lines.

         The Company had a net loss of $3,239,213 in 1998 compared to a net loss of $11,338,869 in the 10 month period ended December 31, 1997. The non-cash expenses of depreciation and amortization were $2,538,880 for 1998, compared to $2,186,621 for the 10 month period ended December 31, 1997. The major reasons for the decrease in the net loss can be attributed to the planned reductions in plant and sales, general and administrative costs, and discontinued operations of the two subsidiaries in the second quarter of 1998. The losses for 1998 and the 10 month period ended December 31,1997 would have been greater by approximately $303,000 and $253,000 respectively, if the Company had not recorded a write-down of plant and equipment in Fiscal Year 1997.

         The Company incurred a loss of $0.16 per share in 1998 as compared to a loss of $0.73 per share in the 10 month period ended December 31, 1997.

      Operating profits (loss) for the various business units are as follows:


                                                         Year Ended      10 Month Period ended
                                                     December 31, 1998     December 31, 1997
                                                     -----------------   ---------------------

Proprietary, traditional and film products            ($ 1,004,120)      ($ 7,878,610)
RC America, Inc.                                          (130,345)           (34,584)
BPI Packaging Technologies, Inc.                            (7,353)              (119)
Market Media, Inc.                                        (122,136)          (391,853)
Unallocated corporate overhead                          (1,481,974)        (1,511,867)

Operating profit (loss)                               ($ 2,745,928)      ($ 9,817,033)
Allowance for officer loan                                 (68,039)          (586,978)
Interest expense, net                                     (425,246)          (934,858)

Net loss                                              ($ 3,239,213)      ($11,338,869)
                                                      -------------      -------------
                                                      -------------      -------------


10 MONTH PERIOD ENDED DECEMBER 31, 1997 COMPARED TO FISCAL YEAR 1997

         The Company was unable to accurately recast operating results to provide for a 12 month period ending December 31, 1997 because monthly closing of the records were not undertaken during the months in question. The months of January and February are the lowest sales periods of the year under normal seasonality trends. The results for a 12 month period ending December 31, 1997 probably would not have produced a lesser loss for the reporting period than the loss as represented for the 10 month period ending December 31, 1997.

         For the 10 month period ended December 31, 1997, the Company had sales of $13,951,725, as compared to sales of $30,810,037 for Fiscal Year 1997.

         Sales of the Company's proprietary bag products, FRESH-SAC(R) T-shirt sack produce bag, HANDI-SAC (TM) and MAXI-SAC(TM), and film products were $6,185,039 in the 10 month period ended December 31, 1997, compared to sales of $12,035,704 in Fiscal Year 1997. Sales of traditional products decreased to $6,739,028 in the 10 month period ended December 31, 1997 from $16,571,656 in Fiscal Year 1997. The Company also had sales of insulation overwrap of $58,731 during the 10 month period ended December 31, 1997. RC America, Inc.'s net sales were $968,927 in the 10 month period ended December 31, 1997 compared to $2,067,746 in Fiscal Year 1997. Market Media, Inc. recorded no sales in the 10 month period ended December 31, 1997, compared to sales of $134,932 during Fiscal Year 1997.

         In the 10 month period ended December 31, 1997, cost of goods sold was $17,311,037 or 124.1% of sales, as compared to cost of goods sold in Fiscal Year 1997 of $27,784,329, or 90.2% of sales. Selling, general and administrative expense for the 10 month period ended December 31, 1997 was $6,137,985, or 44.0% of sales, as compared to selling, general and administrative expense of $8,695,612 in Fiscal Year 1997, or 28.2% of sales. Additional depreciation of approximately $253,000 would have been recorded in the 10 month period ended December 31, 1997, if the Company had not recorded the write-down of plant and equipment during Fiscal Year 1997.

         For the 10 month period ended December 31, 1997, interest expense decreased to $984,064, or 7.1% of net sales, as compared to $1,112,647 in Fiscal Year 1997, or 3.6% of net sales.

         The net loss of $11,338,869 in the 10 month period ended December 31, 1997, as compared to a net loss of $12,764,231 in Fiscal Year 1997. The non-cash expenses of depreciation and amortization were $2,186,621 for the 10 month period ended December 31, 1997, compared to $3,417,849 for Fiscal Year 1997. The loss reported for the 10 month period ending December 31, 1997 would have been $253,000 greater if the Company had not recorded the write-down of plant and equipment during Fiscal Year 1997.

         The Company incurred a loss of $0.73 per share in the 10 month period ended December 31, 1997 as compared to a loss of $0.96 per share in Fiscal Year 1997.

         Operating profits (loss) for the various business units are as follows:


                                                10 Month Period Ended
                                                 December 31, 1997          Fiscal Year 1997
                                                ---------------------       ----------------

Proprietary, traditional and film products       ($ 7,878,610)              ($ 9,079,854)
RC America, Inc.                                      (34,584)                    53,591
BPI Packaging, Inc.                                      (119)                    (2,205)
Market Media, Inc.                                   (391,853)                  (809,199)
Unallocated corporate overhead                     (1,511,867)                (1,823,050)
                                                 -------------              -------------
Operating profit (loss)                          ($ 9,817,033)              ($11,660,717)
Allowance for Officer Loan                           (586,978)                (    --   )
Interest expense, net                                (934,858)                (1,103,514)
                                                 -------------              -------------
Net loss                                         ($11,338,869)              ($12,764,231)
                                                 -------------              -------------
                                                 -------------              -------------


LIQUIDITY AND CAPITAL RESOURCES

         Since its initial public offering in October 1990, the Company has generated funds to finance its activities through both public sales and private placements of its securities, as well as bank loans, equipment lease financings and cash from operations.

NOTE PAYABLE

         At August 10, 1998, the Company entered into a new revolving line of credit arrangement with a lender providing for the borrowing of up to $2,000,000 against eligible accounts receivable. Part of the proceeds were used to repay a line of credit with Foothill Capital Corporation and the balance was used as general working capital. On October 16, 1998, the Company negotiated an increase in the advance on its receivable from 70% to 75% of eligible receivables. The Company paid a fee of 2% of its monthly invoices and interest at prime plus 6%. The agreement was secured by purchased receivables, general intangibles, contract rights and all inventory. As of December 31, 1998, the Company was in default under the terms of the agreement by being late on rent payments to the Company's landlord.

         On January 27, 1999, the Company entered into a Factoring Agreement (the "Factoring Agreement") with Franklin Capital Corporation ("Franklin"), an entity affiliated with Gary Edidin, one of the Company's directors, whereby the Company, with full recourse, assigned and sold to Franklin its entire interest in all of its present and future accounts, instruments, contractual rights, chattel paper, documents and general intangibles arising from sales of goods and/or rendition of services, and proceeds thereof and all security and guarantees therefor, now existing or hereinafter created (the "Receivables")

The Company pays Franklin a factoring fee in an amount equal to 2% of the gross amount of such Receivables; provided, however, that the minimum commission for any Receivable shall be $5.00.

         Under the Factoring Agreement, Franklin may advance to the Company up to 85% of the purchase price of the Receivables as they are created, subject to a maximum advance at any time outstanding of $2,000,000. Interest is charged for the number of days that advances of the purchase price of the Receivables are made to the Company prior to the date they are paid and for the number of days that the advances from Franklin's account remain outstanding at the prime rate plus 2% per annum, except that the interest shall in no event be less than 8% per annum. The Factoring Agreement matures in July 1999 and is renewed automatically unless notice not to renew is given. The Company has sent a letter of cancellation to Franklin regarding the Franklin Agreement and is currently pursuing alternative financing sources.

         Pursuant to the terms of the Factoring Agreement, the Company has granted Franklin a security interest in all of the Company's present and future accounts, instruments, contract rights, chattel paper, documents, equipment inventory, deposit accounts, investment property and general intangibles (whether arising before or after termination of the Factoring Agreement) and all returned, repossessed and reclaimed goods and records relating thereto; and all proceeds of the foregoing collateral, to secure all of the obligations of the Company arising pursuant to the Factoring Agreement.

         On January 27, 1999, the Company issued a demand revolving note to Franklin in the principal sum of $1,000,000 (the "Revolving Note") at an interest rate of 5% above the prime rate; provided, however, that the interest rate charged will not be less than a minimum annual fixed rate of 12-3/4%. After demand is made for payment of the principal and interest due on the Revolving Note, interest shall accrue on the entire unpaid principal balance calculated at a variable rate per annum equal to 10% above the prime rate. The Company also agreed to pay Franklin a late charge on all payments made pursuant to the Revolving Note equal to 5% of the late payment.

         The Revolving Note is secured by a Security Agreement entered into by the Company and Franklin on January 27, 1999 (the "Franklin Security Agreement), granting Franklin a continuing security interest in the Company's right, title and interest in the Company's present and future accounts, inventory, equipment and other property. Further, pursuant to the terms of the Franklin Security Agreement, the amount eligible to be advanced under the Revolving Note is limited to the lesser of: (i) $1,000,000; and (ii) the sum of (x) 50% of eligible inventory consisting of finished goods covered by firm purchase orders or contracts, and (y) 50% of eligible inventory consisting of raw materials comprised of resins.

SALES OF SECURITIES

         The Company received net proceeds from the privately placed sale of Common Stock from January 1, 1998 to June 30, 1998, described in Item 5, of $1,282,951. The proceeds were used for general corporate purposes.

EQUIPMENT PURCHASES AND LEASE FINANCINGS

         From March 1994 through August 1997, the Company acquired, through purchase or lease, approximately $19,700,000 of additional equipment to increase manufacturing capacity and efficiency and to expand the Company's product lines. The equipment was financed from the sale of equity securities, equipment lease financing and bank loans.

         Certain of the Company's capital leases contained provisions that gave the lessors the right to accelerate lease payments in the event of default and each of the Company's capital lessors had filed suit because of defaults. All of the Company's capital leases, operating leases and real-estate leases were in default as of December 31, 1998.

         Pursuant to the Agreement, the Company entered into an Equipment Lease with DGJ (the "Equipment Lease"), whereby the Company agreed to lease certain equipment for $1,224,000 per year, payable in equal monthly installments. The term of the Equipment Lease is for one year and is renewable for successive one year periods. The Equipment Lease replaced the existing equipment leases, described above, which have been terminated, in which the Company was in default or which were subject to judgments due to past due payments owed by the Company.

         In February 1999, the Company borrowed approximately $219,000 from DGJ to purchase an additional piece of equipment. This loan bears interest at a rate of 18% per annum and matures in September 1999.

LIQUIDITY

         The Company's cash flow was enhanced by $2,538,880 from depreciation and amortization non-cash charges in 1998. Inventory was reduced by $630,453 during 1998. The current asset ratio was 0.12:1 at December 31, 1998 and 0.66:1 after a financial restructuring that occurred on January 27, 1999. See "Business
- Recent Financing." The debt-to-equity ratio was 4.4:1 at December 31, 1998 and 2.8:1 after the January 27, 1999 financial restructuring.

IMPAIRMENT OF LONG-LIVED ASSETS AND PATENT INFRINGEMENT SETTLEMENT

         During the fourth quarter of Fiscal Year 1997, the Company made the decision to exit the traditional T-shirt bag business. The application of Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," caused the Company to recognize a non-cash charge of $5,385,000 to write down to fair value certain long-lived assets consisting principally of machinery and equipment, patents and goodwill, together with other related expenses. The method used to determine fair value was a discounted cash flow approach. The assets consist of those related to the manufacture of the traditional T-shirt bag business.

         Description of impaired assets, patents, goodwill and plant assets relating to bag making facilities:


                Patents                                      $1,044,577
                Goodwill                                        620,353
                Plant equipment                               3,335,070
                Reserve for agreement with bag-making
                         equipment vendor                       285,000
                Write-off of rubber plates used
                         In bag-making equipment                100,000
                                                             ----------
                Total                                        $5,385,000
                                                             ----------
                                                             ----------


         Fair value of all assets, except plant equipment, was determined to be zero based upon the Company's decision to exit the traditional T-shirt bag business. Fair value of the plant equipment was determined based upon projected future cash flows for the remaining useful life, present book value and residual value of assets at the end of its useful life, with cash flows both discounted at 14% per year (average cost of secured debt financing).

         A patent infringement suit settlement of $512,648, including legal defense costs, was recorded during Fiscal Year 1997.

IMPACT OF INFLATION

         Inflation during the year ended December 31, 1998 did not have any impact on operating results nor did it have any impact on the last three fiscal periods.

YEAR 2000

         The Company implemented a Year 2000 compliance project in June 1998, which addresses the internal risk, requirements and budgets for becoming Year 2000 compliant. The Company has completed an inventory of all of its internal operations and currently is addressing Year 2000 compliance from its suppliers and other constituents. In 1998, the Company did not have any costs associated with Year 2000 compliance.

         As a result of the Year 2000 compliance project, the Company is upgrading its financial and accounting system at an investment of approximately $25,000, and is funding the upgrade out of working capital. The finance and accounting system upgrade is currently in process and is expected to be completed by May 31, 1999. In manufacturing, the Company has completed approximately 65% of the review process. The Company has not found, and does not presently expect to find, any case in which the failure of a piece of operating equipment to be Year 2000 compliant would materially affect the operation of such equipment. The Company does not expect that the cost of making any operating equipment Year 2000 compliant to be material.

         The balance of the Year 2000 compliance review and contingency plan project is anticipated to be completed by June 30, 1999. This portion of the plan includes reviewing compliance for the Company's weight scales, telephone and alarm systems, fax and copy machines, utilities, insurance providers, banking institutions and key suppliers. The additional costs of achieving full Year 2000 compliance are expected to be $25,000.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not required of the Company at this time.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On July 6, 1998, the Company reported on Form 8-K the resignation of PricewaterhouseCoopers LLP as the Company's independent accountants. In connection with the audits of the Company's financial statements for the 10 month period ended December 31, 1997 and the years ended February 28, 1997 and February 23, 1996, and during the subsequent interim period through July 6, 1998, there were no disagreements between the Company and PricewaterhouseCoopers LLP relative to accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the matter in its reports on the financial statements for such periods.

         On July 29, 1998, the Company reported on Form 8-K the engagement of Livingston & Haynes, P.C. as the Company's independent accountants. The decision to engage Livingston & Haynes, P.C. was approved by the Company's Audit Committee.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The section entitled "Directors and Executive Officers" located in the Registrant's Definitive Proxy Statement, to be filed on or before April 30, 1999, pursuant to Regulation 14A for its Annual Meeting of Stockholders (the "Annual Meeting Proxy Statement") is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation" in the Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The section entitled "Certain Relationships and Related Transactions" in the Annual Meeting Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)        FINANCIAL STATEMENTS.

              The financial statements required to be filed by Item 8 herewith are as follows:


                                                                                                    PAGE
                                                                                                    ----
              Report of Independent Accountants -- Livingston & Haynes, P.C.                         F-1

              Report of Former Independent Accountants - PricewaterhouseCoopers LLP                  F-2

              Consolidated Balance Sheets as of December 31, 1998 and 1997                           F-3

              Consolidated Statements of Operations for the year ended December
              31, 1998, the 10 month period ended December 31, 1997, and for the fiscal year ended February 28, 1997 F-5

              Consolidated Statements of Changes in Stockholders' Equity for the
              year ended December 31, 1998, the 10 month period ended
              December 31, 1997 and the fiscal year ended February 28, 1997                          F-6

              Consolidated Statements of Cash Flows for the year ended December
              31, 1998, the 10 month period ended December 31, 1997 and the fiscal year ended February 28, 1997 F-8

              Notes to Consolidated Financial Statements                                             F-10

(a)(2) FINANCIAL STATEMENT SCHEDULES. The financial statement schedules required to be filed by Item 8 herewith is as follows:

              Schedule II           Valuation and Qualifying Accounts                                 S-1


(a)(3)        EXHIBITS:

              (a) The following exhibit, required by Item 601 of Regulation S-K, is filed herewith:

              EXHIBIT NO.           TITLE
              -----------           ------

              27                    Financial Data Schedule.

              (b) The following exhibit was filed as part of the Company's Current Report on Form 8-K, dated March 31, 1999 and filed with the Commission on March 31, 1999, and is incorproated herein by reference:

              10 Form of Employment Agreement between the Company and Peter W. Blackett.

              (c) The following exhibits were filed as part of the Company's Current Report on Form 8-K, dated January 27, 1999, and filed with the Commission on February 11, 1999, and are incorporated herein by reference:


              EXHIBIT NO.           TITLE
             -------------         --------
              4.1                   Common Stock Purchase Warrant issued by the Company to
                                    Global Financial Services, Inc. ("Global").

              4.2                   Common Stock Purchase Warrant issued by the Company to DGJ, L.L.C. ("DGJ").

              4.3                   Common Stock Purchase Warrant issued by the Company to Brantrock.

              99.1                  Press Release, dated January 28, 1999.

              99.2                  Securities Purchase Agreement between the Company and DGJ.

              99.3                  Factoring Agreement between the Company and Franklin Capital Corporation
                                    ("Franklin").

              99.4                  Revolving Note issued by the Company to Franklin.

              99.5                  Security Agreement between the Company and Franklin.

              99.6                  Employment Agreement between the Company and C. Jill Beresford.

              99.7                  Employment Agreement between the Company and James Koehlinger.

              99.8                  Employment Agreement between the Company and Richard H. Nurse, Ph.D.

              99.9                  Employment Agreement between the Company and Hanspeter Schulz, Ph.D.

              99.10                 Consulting Agreement between the Company and Ivan J. Hughes.


              (d) The following exhibits were filed as part of the Company's
              Schedule 13D filed with the Commission on February 2, 1999, and are incorporated herein by reference:


              EXHIBIT NO.           TITLE
              -----------           -----
              1                     Securities Purchase Agreement, dated as of January 27, 1999, between the Company and DGJ.

              2                     Agreement, dated January 27, 1999, among DGJ,  Ivan J. Hughes and C. Jill Beresford.

              3                     Closing  Agreement,  dated as of January 27, 1999,  by and among the  Company, DGJ, and C. Jill Beresford.

              4                     Pledge Agreement, dated as of January 27, 1999, between DGJ and C. Jill Beresford.




              5                     Form of Common Stock Purchase Warrant.

              6                     Certificate of Designation of Series C Preferred Stock.

              7                     Joint Filing Agreement.

              8                     Power of Attorney.


              (e) The following exhibit was filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and filed with the Commission on November 16, 1998, and is incorporated herein by reference:

              EXHIBIT NO.           TITLE
              -----------           -----
              10.1                  Invoice Purchase and Sale Agreement, dated
                                    August 19, 1998.

              (f) The following exhibits were filed as part of the Company's Current Report on Form 8-K with the Commission on July 14, 1998, and are incorporated herein by reference:

              EXHIBIT NO.           TITLE
              -----------           -----
              16                    Letter from PricewaterhouseCoopers LLP to
                                    the Securities and Exchange Commission.

              99                    Press Release of the Company issued July 7,
                                    1998.

              (g) The following exhibits were filed as part of the Company's Annual Report on Form 10-K for the 10 month period ended December 31, 1997 and filed with the Commission on May 27, 1998, and are incorporated herein by reference:

              EXHIBIT NO.           TITLE
              -----------           -----
              10a                   Loan and Security Agreement by and among the
                                    Company, RC America, Inc. and Foothill
                                    Capital Corporation ("Foothill").

              10b Secured Promissory Note from the Company and RC America, Inc. to Foothill.

              10c Pledge and Security Agreement by and between the Company and Foothill.

              10d                   Continuing Guarantee of Market Media, Inc.

              10e                   Continuing Guarantee of BPI Packaging (UK)
                                    Limited.

              10f Security Agreement by and between Market Media, Inc. and Foothill.

              10g Security Agreement by and between BPI Packaging (UK) Limited and Foothill.

              10i* Settlement Agreement by and between the Company and Mobil Oil Corporation, dated December 10, 1996.

              (h) The following exhibits were filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended November 22, 1996 and filed with the Commission on January 7, 1997, and are incorporated herein by reference:

              EXHIBIT NO.           TITLE
              -----------           -----
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

              10e                   Continuing Guarantee of BPI Packaging (UK)
                                    Limited.

              10f Security Agreement by and between Market Media, Inc. and Foothill.

              10g Security Agreement by and between BPI Packaging (UK) Limited and Foothill.

              10i* Settlement Agreement by and between the Company and Mobil Oil Corporation, dated December 10, 1996.

              27                    Financial Data Schedule.

              (i) The following exhibit was filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended August 23, 1996 and filed with the Commission on October 15, 1996, and is incorporated herein by reference.

              EXHIBIT NO.           TITLE
              -----------           -----
              10**                  1996 Stock Option Plan.

              (j) The following exhibits were filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended February 23, 1996 and filed with the Commission on June 7, 1996, and are incorporated herein by reference:

              EXHIBIT NO.           TITLE
              -----------           -----
              10c                   Amendment to Promissory Note of Dennis N.
                                    Caulfield.

              10d Lease for Premises at 455-473 Somerset Ave., North Dighton, Massachusetts.

              (k) The following exhibits were filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended November 24, 1995 and filed with the Commission on January 8, 1996, and are incorporated herein by reference:

              EXHIBIT NO.           TITLE
              -----------           -----
              3a                    Certificate of Incorporation of the Company,
                                    as amended.

              3b                    By-laws of the Company, as amended.

              (l) The following exhibit was filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended August 25, 1995 and filed with the Commission on October 6, 1995, and is incorporated herein by reference:

              EXHIBIT NO.           TITLE
              -----------           -----
              10a                   Agreement for Purchase and Sale of Assets,
                                    dated June 23, 1995, by and among Market
                                    Media, Inc., Floor Focus Media, Inc. and
                                    Carmen N. Fasula.

              (m) The following exhibits were filed as part of the Company's Annual Report on Form 10-K and amendment thereto initially filed with the Commission on June 10, 1994, and are incorporated herein by reference:

              EXHIBIT NO.           TITLE
              -----------           -----
              10a                   Stock Exchange Agreement by and between the
                                    Company and Ronald V. Caulfield.

              10b**                 Employment Agreement of Ronald V. Caulfield.

              21                    Subsidiaries of the Company.

              (n) The following exhibits were filed as part of the Company's Form S-1 Registration Statement (No. 33-39463) declared effective by the Commission on June 13, 1991, and are incorporated herein by reference:

              EXHIBIT NO.           TITLE
              -----------           -----
              10a**                 Form of Employment Agreement of Dennis N.
                                    Caulfield.

              10b**                 Form of Employment Agreement of C. Jill
                                    Beresford.

              10c**                 Form of Employment Agreement of Alex F.
                                    Vaicunas.

              10d**                 1993 Stock Option Plan.

              (o) The following exhibits were filed as part of the Company's Form S-1 Registration Statement (No. 33-39463) declared effective by the Commission on June 13, 1991, and are incorporated herein by reference:

              EXHIBIT NO.           TITLE
              -----------           -----
              3b                    Form of Certificate of Designation of Series
                                    A Convertible Preferred Stock, as amended.

              3c Form of Amended Certificate of Designation for Series B Convertible Preferred Stock.

              4a                    Specimen Series A Convertible Preferred
                                    Stock Certificate.

              (p) The following exhibit was filed as part of the Company's Form S-18 Registration Statement (No. 33-36142-B) declared effective by the Commission on October 3, 1990, and is incorporated herein by reference:

              EXHIBIT NO.           TITLE
              -----------           -----
              10i**                 1990 Stock Option Plan.


              (q) The Financial Statement Schedules filed as part of the Company's Form 10-K for the 10 month period ended December 31, 1997 and for the fiscal years ended February 28, 1997, February 23, 1996 and February 24, 1995 as filed with the Securities and Exchange Commission on May 27, 1998, June 13, 1997, June 7, 1996 and May 26, 1995, respectively, and are incorporated herein by reference.

-------------------------------
* Certain formation withheld and filed separately with the Commission pursuant to a request for confidential treatment.
** These exhibits relate to executive compensation plans and arrangements.


(b) REPORTS ON FORM 8-K: No reports on Form 8-K were filed during the fourth quarter of 1998 by the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BPI PACKAGING TECHNOLOGIES, INC.


Date:  March 31, 1999

                                               By: /S/ HANSPETER SCHULZ
                                                  -----------------------------
                                                   Hanspeter Schulz, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


SIGNATURE                                  TITLE                                                    DATE
----------                                 ------                                                  ------

/S/ HANSPETER SCHULZ                       President and Director                              March 31, 1999
--------------------


/S/ IVAN J. HUGHES                         Chairman of the Board                               March 31, 1999
------------------


/S/ RICHARD H. NURSE                       Vice President of Manufacturing                     March 31, 1999
--------------------


/S/ C. JILL BERESFORD                      Vice President of Marketing                         March 31, 1999
---------------------


/S/ JAMES F. KOEHLINGER                    Chief Financial Officer,                            March 31, 1999
-----------------------                    Principal Accounting Officer and
                                           Treasurer


/S/ DAVID N. LAUX                          Director                                            March 31, 1999
-----------------


/S/ GARY R. EDIDIN                         Director                                            March 31, 1999
------------------


/S/ ALLEN S. GERRARD                       Director                                            March 31, 1999
--------------------


                        BPI PACKAGING TECHNOLOGIES, INC.

                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                      PAGE

Report of Independent Accountants -- Livingston & Haynes, P.C.                                         F-1

Report of Former Independent Accountants - PricewaterhouseCoopers LLP                                  F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997                                           F-3

Consolidated Statements of Operations for the year ended December 31, 1998, the 10-
month period ended December 31, 1997 and the fiscal year ended February 28, 1997                       F-5

Consolidated Statements of Stockholders' Equity for the year ended December 31,
1998, the 10-month period ended December 31, 1997 and the fiscal year ended
February 28, 1997                                                                                      F-6

Consolidated Statements of Cash Flows for the year ended December 31, 1998, the
10-month period ended December 31,1997 and the fiscal year ended February 28, 1997                     F-8

Notes to Consolidated Financial Statements                                                             F-10


          REPORT OF INDEPENDENT ACCOUNTANTS - LIVINGSTON & HAYNES, P.C.


                                 March 22, 1999



To the Board of Directors and Stockholders of BPI Packaging Technologies, Inc.

         We have audited the accompanying consolidated balance sheet of BPI Packaging Technologies, Inc., (the "Company") and subsidiaries as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity, cash flows and Schedule 2, Valuation and Qualifying Accounts for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1997 financial statements were audited by other auditors whose report dated May 22, 1998, on those statements, included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 1998 and the results of their operations, their changes in stockholders' equity and cash flows for the year then ended are in conformity with generally accepted accounting principles.


/s/ Livingston & Haynes, P.C.

Livingston & Haynes, P.C.
Wellesley, Massachusetts

REPORT OF INDEPENDENT ACCOUNTANTS -- PRICEWATERHOUSECOOPERS LLP.

May 22, 1998

To the Board of Directors and
Stockholders of BPI Packaging Technologies, Inc.

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) on page 27 present fairly, in all material respects, the financial position of BPI Packaging Technologies, Inc. and its subsidiaries at December 31, 1997, and the results of their operations, their changes in stockholders' equity and their cash flows for the 10 month period ended December 31, 1997 and for the year ended February 28, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

As discussed in Notes 1 and 6 to the financial statements, the Company adopted Statement of Financial Accounting No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to the Disposed of," for the year ended February 28, 1997.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts

                        BPI PACKAGING TECHNOLOGIES, INC.

                           Consolidated Balance Sheet

                                     Assets


                                                                   December 31, 1998           December 31, 1997
                                                                   -----------------           -----------------
Current assets:
         Cash                                                        $      73,116                $     125,220
         Accounts receivable, net                                          882,389                      721,239
         Inventories, net                                                  717,413                    1,057,866
         Prepaid expenses                                                   51,420                       52,948
                                                                     -------------                -------------

         Total current assets                                            1,724,338                    1,957,273
                                                                     -------------                -------------

Property and equipment, net                                             15,290,305                   17,828,860
                                                                     -------------                -------------

Deposits - leases and equipment purchases                                  149,851                      141,284
Loans to officers, net                                                       6,072                        5,416
Other assets, net                                                          581,399                    1,037,907
                                                                     -------------                -------------
                                                                           737,322                    1,184,607
                                                                     -------------                -------------
                                                                     $  17,751,965                $  20,970,740
                                                                     -------------                -------------
                                                                     -------------                -------------




                                            The accompanying notes are an
                                            integral part of these consolidated
                                            financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

                           Consolidated Balance Sheet

                      Liabilities and Stockholders' Equity


                                                                   December 31, 1998            December 31, 1997
                                                                   -----------------            -----------------
Current liabilities
Note payable                                                       $        814,311             $    1,162,349
Trade notes payable                                                         584,433                    584,433
Capital lease obligations due within one year                             3,800,286                  4,426,205
Accounts payable                                                          6,597,223                  6,714,870
Accrued expenses                                                          2,676,239                  2,967,348
                                                                          ---------                  ---------
         Total current liabilities                                       14,472,492                 15,855,205
                                                                         ----------                 ----------

Commitments and contingencies

Stockholders' Equity

Series B convertible preferred stock, $.01 par value                      1,466,954                  1,466,954

Series A convertible preferred stock, $.01 par value                        674,032                  1,126,932

Common stock, $.01 par value; shares authorized --
60,000,000 at December 31, 1998 and 1997
Shares issued and outstanding - 21,495,621 and 19,513,496 at December 31, 1998 and 1997,
respectively

                                                                            214,956                    195,135

Capital in excess of par value                                           44,912,833                 43,076,603
Accumulated deficit                                                     (43,989,302)               (40,750,089)
                                                                         ----------                 ----------
                                                                          3,279,473                  5,115,535
                                                                          ---------                  ---------
                                                                   $     17,751,965             $   20,970,740
                                                                   ----------------             --------------
                                                                   ----------------             --------------




                                            The accompanying notes are an
                                            integral part of these consolidated
                                            financial statements.



                        BPI PACKAGING TECHNOLOGIES, INC.

                      Consolidated Statement of Operations

                                                                             10 Month period
                                                    Fiscal Year Ended             Ended             Fiscal Year Ended
                                                    December 31, 1998       December 31, 1997       February 28, 1997
                                                    -----------------       -----------------       -----------------
Net sales                                          $      10,382,819        $      13,951,725      $     30,810,037
Cost of goods sold                                         8,826,905               17,311,037            27,784,329
                                                           ---------               ----------            ----------

Gross profit (loss)                                        1,555,914               (3,359,312)            3,025,708

Operating expenses:
Selling, general and administrative                        4,301,842                6,137,985             8,695,612
Bad debt expense                                                ---                   319,736                93,165
Write-down of impaired assets and
  related expenses                                              ---                      ---              5,385,000
Patent infringement settlement                                  ---                      ---                512,648
                                                   -----------------          ---------------               -------

Loss from operations                                      (2,745,928)              (9,817,033)          (11,660,717)

Other (expense) income:
Allowance for officer loan                                   (68,039)                (586,978)                  ---
Interest expense                                            (471,166)                (984,064)           (1,112,647)
Interest income                                               45,920                   49,206                 9,133
                                                              ------                   ------                 -----

Net loss                                                 ($3,239,213)            ($11,338,869)         ($12,764,231)
                                                         -----------             ------------          ------------
                                                         -----------             ------------          ------------

Basic and diluted net loss per share                         ($0.16)                  ($0.73)               ($0.96)
Shares used in computing basic and
  diluted net loss per share                              20,849,356               15,579,747            13,261,815




                                            The accompanying notes are an
                                            integral part of these consolidated
                                            financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

            Consolidated Statement of Changes in Stockholders' Equity

         For the Year Ended December 31, 1998, the 10 Month Period Ended December 31, 1997 and for the Fiscal Year Ended February 28, 1997


                                                   SERIES A CONVERTIBLE      SERIES B CONVERTIBLE
                               COMMON STOCK           PREFERRED STOCK          PREFERRED STOCK
                               ------------           ---------------          ---------------
                                                                                                       CAPITAL IN     ACCUMU-
                                                                                                       EXCESS OF       LATED
                              SHARES      AMOUNT      SHARES      AMOUNT       SHARES      AMOUNT      PAR VALUE      DEFICIT
                              ------      ------      ------      ------       ------      ------      ---------      -------
Balance at February 23,
1996                       11,800,909    118,009     303,946    1,215,784      146,695     1,466,954    33,615,213   (16,646,989)

 Sale of common stock
 pursuant to
 Regulation S and
 Regulation D private
 placement offerings,
 net of issuance costs      1,207,500     12,075                                                         2,194,793


 Sale of common and
 preferred stock
 pursuant to partial
 exercise of
 underwriter's warrants
 from prior public
 offerings, net of
 issuance costs               402,600      4,026     100,000      225,000                                  851,024

 Conversion of Series
 A convertible
 preferred stock to
 common stock                  56,800        568     (56,800)    (227,200)                                 226,632

 Sale of common stock
 pursuant to exercise of
 class B warrants from
 the Company's third
 public offering, net of
 issuance costs               511,761      5,118                                                         1,092,799

 Issuance of common
 stock based on RC
 America's FY96
 results                        2,550         26                                                             5,074

 Issuance of 92,308
 Regulation S common
 shares in exchange
 for Series C redeemable
 preferred stock               92,308        923                                                           149,077


 Net loss for the year
 ended February 28, 1997


Balance at February 28,
1997                       14,074,428    140,745     347,146    1,213,584      146,695     1,466,954    38,134,612   (29,411,220)


 Conversion of Series A
 convertible preferred
  stock to common stock        21,663        217      (21,663)    (86,652)                                  86,435

 Issuance of common
 stock based on RC
 America FY 97 results          5,280         52                                                             8,527

 Sale of common stock
 pursuant to Regulation
 S and Regulation D
 private placement
 offerings, net of
 issuance costs             4,991,125     49,911                                                         4,354,080





                                      TOTAL
                                      -----
Balance at February 23,            19,768,971
1996

 Sale of common stock
 pursuant to
 Regulation S and
 Regulation D private
 placement offerings,
 net of issuance costs             2,206,8689


 Sale of common and
 preferred stock
 pursuant to partial
 exercise of
 underwriter's warrants
 from prior public
 offerings, net of
 issuance costs                     1,080,050

 Conversion of Series
 A convertible
 preferred stock to
 common stock                              --

 Sale of common stock
 pursuant to exercise of
 class B warrants from
 the Company's third
 public offering, net of
 issuance costs                     1,097,917

 Issuance of common
 stock based on RC
 America's FY96
 results                                5,100

 Issuance of 92,308
 Regulation S common
 shares in exchange
 for Series C redeemable
 preferred stock                      150,000


 Net loss for the  year
 ended February 28, 1997


Balance at February 28,
1997                               11,544,675

 Conversion of Series A
 convertible preferred
 stock to common stock                     --


 Issuance of common
 stock based on RC
 America FY 97 results                   8,579

 Sale of common stock
 pursuant to Regulation
 S and Regulation D
 private placement
 offerings, net of
 issuance costs                      4,403,991



                                                   SERIES A CONVERTIBLE     SERIES B CONVERTIBLE
                               COMMON STOCK           PREFERRED STOCK          PREFERRED STOCK
                               ------------           ---------------          ---------------
                                                                                                     CAPITAL IN     ACCUMU-
                                                                                                     EXCESS OF       LATED
                            SHARES      AMOUNT      SHARES      AMOUNT       SHARES      AMOUNT      PAR VALUE      DEFICIT
                            ------      ------      ------      ------       ------      ------      ---------      -------
   Issuance of common
   stock in exchange
   for commission on
   private placement
   offerings                387,500     3,875                                                         383,626

   Issuance of common
   stock in exchange
   for consulting
   services                   33,500      335                                                           33,165

   Warrants granted to
   consultants                                                                                      76,158

   Net loss for the 10
   month period ended
   December 31, 1997                                                                                              (11,338,869)

Balance at December 31,
1997                      19,513,496  195,135     325,483     1,126,932    146,695     1,466,954    43,076,603    (40,750,089)

   Sale of Stock
   pursuant to
   Regulation D private
   offerings, net of
   issuance costs          1,868,900   18,689                                                        1,264,262

   Warrants granted for
   lease extension                                                                                     120,200

   Conversion of Series
   A Convertible
   Preferred              113,225     1,132       (113,225)   (452,900)                                451,768

   Net loss for the
   year ended December
   31, 1998                                                                                                         (3,239,213)

Balance at December 31,
1998                      21,495,621  $214,956    212,258     $674,032     146,695     $1,466,954   $44,912,833   ($43,989,302)
                          ----------  --------    -------     --------     -------     ----------   -----------   ------------
                          ----------  --------    -------     --------     -------     ----------   -----------   ------------



                            TOTAL
                            -----

   Issuance of common
   stock in exchange
   for commission on
   private placement
   offerings                 387,501

   Issuance of common
   stock in exchange
   for consulting
   services                    33,500

   Warrants granted to
   consultants                 76,158

   Net loss for the 10
   month period ended
   December 31, 1997      (11,338,869)

Balance at December 31,
1997                        5,115,535

   Sale of Stock
   pursuant to
   Regulation D private
   offerings, net of
   issuance costs           1,282,951

   Warrants granted for
   lease extension            120,200

   Conversion of Series
   A Convertible
   Preferred                     --

   Net loss for the
   year ended December
   31, 1998                (3,239,213)

Balance at December 31,
1998                       $3,279,473
                           ----------
                           ----------


                          The accompanying notes are an
                          integral part of consolidated
                              financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.


                      Consolidated Statement of Cash Flows


                                                                               10 Month period
                                                        Fiscal Year Ended           ended           Fiscal Year Ended
                                                        December 31, 1998     December 31, 1997     February 28, 1997
                                                        -----------------     -----------------     -----------------
Cash flows from operating activities:
     Net Loss                                              ($3,239,213)         ($11,338,869)         ($12,764,231)
                                                            ----------           -----------           -----------

Adjustments to reconcile net loss to net cash
 provided (used) by operating
     activities:
     Depreciation and amortization                           2,538,880             2,186,621             3,417,849
     Write-down of impaired assets and related
         expenses                                                   --                    --             5,897,648
     Inventory reserve                                        (290,000)             (925,000)            1,215,000
     Allowance for lease losses                                     --             1,643,377                    --

     Allowance for officer loan                                     --               586,978                    --

     Warrants and common stock granted to consultants               --               109,658                    --

     Allowance for uncollectible trade receivables                  --               175,000                    --

Changes in assets and liabilities:
     (Increase) Decrease in accounts receivable-trade         (161,150)            1,197,521                 84,372
     (Increase) Decrease in inventories                        630,453             4,401,587             (1,821,856)
     (Increase) Decrease in prepaid expenses                     1,528               217,538               (302,566)
     Increase (Decrease) in other assets, net                  456,508               840,896               (198,418)
     (Decrease) Increase in accounts payable                  (117,647)              209,020              3,218,584
     (Decrease) Increase in other accrued expenses            (291,109)              364,134                132,409
                                                             ----------           ----------            -----------
         Total Adjustments                                   2,767,463            11,007,330             11,643,022
                                                             ---------            ----------            -----------
         Net cash used by operating activities                (471,750)             (331,539)            (1,121,209)
                                                             ----------           ----------            -----------
Cash flows from investing activities:
     Additions to property and equipment                          (325)             (212,144)            (1,549,878)
     Cost of patents                                                --                    --               (144,928)
     Decrease (increase) in deposits, net                       (8,567)              (12,823)               388,922
     Advances to officers                                         (656)             (112,597)               (44,560)
                                                             ----------           ----------            -----------
         Net cash used by investing activities                  (9,548)             (337,564)            (1,350,444)
                                                             ----------           ----------            -----------
Cash flows from financing activities:
Net (payments) borrowings under note payable                  (348,038)           (2,571,128)               (19,127)
Principal payments on long-term debt and capital
 lease obligations                                            (625,919)           (1,492,754)            (1,945,014)
Net proceeds from sales and issuances of stock               1,403,151             4,800,071              4,384,835
                                                             ----------           ----------            -----------
         Net cash provided by financing activities             429,194               736,189             2,420,694
                                                             ----------           ----------            -----------



                                                                               10 Month period
                                                        Fiscal Year Ended           ended           Fiscal Year Ended
                                                        December 31, 1998     December 31, 1997     February 28, 1997
                                                        -----------------     -----------------     -----------------
Net (decrease) increase in cash                              (52,104)               67,086               (50,959)
Cash at beginning of period                                  125,220                58,134               109,093
                                                            --------              --------            ----------
Cash at end of period                                       $ 73,116              $125,220               $58,134
                                                            --------              --------            ----------
                                                            --------              --------            ----------
Cash paid for interest                                      $471,166              $900,855            $1,093,648
                                                            --------              --------            ----------
                                                            --------              --------            ----------

Non-cash investing and financing activities:


         Capital lease obligations of $590,069 were incurred in Fiscal 1997 when the Company entered into capital lease agreements to purchase machinery and equipment.

         During the 10 month period ended December 31, 1997, two trade payables, totaling $584,433, were converted into trade notes payable (Note 10).





                   The accompanying notes are an integral part of these consolidated financial statements

                        BPI PACKAGING TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         BPI Packaging Technologies, Inc. (the "Company") converts commercially available high molecular weight, high density polyethylene ("HMWHDPE") resins into thin film, which is either sold directly into industrial or packaging applications or converted in-house into carryout bags of "T-shirt sack" design for supermarkets, convenience stores and other retail markets. The Company utilizes advanced, high quality extrusion, printing and bag making equipment, which was installed between 1990 and 1997. The Company operated two wholly-owned subsidiaries: RC America, Inc., which purchased surplus inventory from manufacturers of consumer products and markets and sells the products to mass merchandise retailers and other retail chains; and Market Media, Inc., which sells and markets in store advertising and promotion programs and anti-smoking advertising programs in public schools. Operations of these two subsidiaries ceased during the year ended December 31, 1998.

SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

         The Company changed its fiscal year during the period ended December 31, 1997 to coincide with the calendar year, resulting in a 10 month period. In the previous year, the Company's fiscal year ended February 28, 1997.

REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK

         The Company recognizes revenues on an accrual basis upon shipment of products and passage of title to the Company's customers. Concentration of credit risk with respect to accounts receivable is limited due to the number and diversity of customers comprising the Company's customer base. The Company maintains reserves for potential credit losses.

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

         The carrying value of property and equipment is periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

PATENTS

         Costs associated with obtaining patents are capitalized as incurred and amortized on a straight-line basis over the shorter of the legal term of 17 years or the estimated economic life of the patent.

INCOME TAXES

         The Company utilizes the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, it requires the recognition of future tax benefits, such as net operating loss carry-forwards, to the extent that realization of such benefits is more likely than not to occur.

ADVERTISING COSTS

         Advertising and trade show costs are expensed as incurred. Total advertising expenses were $42,127, $113,478 and $309,316 for the year ended December 31, 1998, the 10 month period ended December 31, 1997 and for the fiscal year ended February 28, 1997.

BASIS OF CONSOLIDATION

         The consolidated financial statements include the results of the Company's wholly-owned subsidiaries, RC America, Inc., and Market Media, Inc. Operations of these two subsidiaries ceased during the year ended December 31, 1998. All inter-company activity has been eliminated in consolidation.

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

         For each of the years presented the Company has recorded a net loss. Therefore, basic and diluted earnings per share are the same due to the antidilutive effect of potential common shares outstanding. Antidilutive potential common shares excluded from the year ended December 31, 1998, the 10 month period ended December 31, 1997 and the fiscal year ended February 28, 1997 computation include 649,557, 783,117 and 773,830 common shares, respectively, issuable upon the exercise of stock options. Antidilutive potential common shares excluded from the year ended December 31, 1998, the 10 month period ended December 31, 1997 and the fiscal year ended February 28, 1997 computation also included 358,953, 472,178 and 493,841 common shares issuable upon the conversion of redeemable convertible preferred stock. Antidilutive potential common shares excluded from the 10 month period ended December 31, 1997 computation included 109,323 issuable upon the exercise of warrants. Antidilutive potential common shares excluded from the year ended December 31, 1998 computation included 120,200 common shares issuable upon the exercise of warrants.

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

IMPAIRMENT OF LONG-LIVED ASSETS

         In Fiscal Year ended February 28, 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The statement requires the recognition of an impairment loss for an asset held for use when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of the impairment loss is based on fair value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows.

RECLASSIFICATIONS

         Certain balances in the prior year financial statements have been reclassified to conform to the current period presentation.

NOTE 2:  GOING CONCERN AND MANAGEMENT'S PLAN

         On January 27, 1999, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with an investor, DGJ, L.L.C., a Delaware limited liability company ("DGJ"), whereby the Company agreed to issue and sell to DGJ, and DGJ agreed to purchase from the Company the following:

         1. a Promissory Note in the aggregate principal amount of $3,200,000;

         2. a Common Stock Purchase Warrant for the purchase of up to 80,000,000 shares of the Company's common stock, $.01 par value per share (the "Common Stock"), at an exercise price of $0.04 per share, exercisable until January 27, 2009; and

         3. 1,629,930 shares of Series C Preferred Stock of the Company.

         The $3,200,000 subordinated note with a term of payment due February 1, 2004 or earlier: if the Company enters into a merger, into a public offering in excess of $10,000,000, defaults on the payment of interest or sell 50% or more of its shares in the Company to a shareholder not previously an investor in the Company. The note has an interest rate of 6% per annum payable monthly in arrears. The note is secured by all assets of the Company.

         In addition, Company management invested $300,000 in warrant exercises that appear as subscribed stock on the Pro Forma Balance Sheet. The Common Stock represented by the warrants cannot be issued until approval for an increase in the authorized shares outstanding is obtained at the next annual meeting of stockholders.

         A factoring agreement with a company related to DGJ now provides the Company with $2,000,000 of financing secured by the Company's accounts receivable and $1,000,000 secured by its inventory. The term for both accounts receivable and inventory financing is six months, subject to automatic renewal unless the Company gives at least 90 days written notice of termination. The financing bears interest at prime rate plus 5% on the outstanding balance on the inventory loan and the prime rate plus 2% on all accounts receivable submitted for financing. The Company may borrow up to 85% of its qualified accounts receivable and 33% of its qualified inventory.

         In conjunction with the financing, the Company entered into agreements with most of its unsecured creditors that provided for a discounted payment in February 1999 or a non-interest bearing agreement to pay the entire balance over a three-year period. The unsecured creditor agreements, together with the financing referred to above, allowed the Company to restructure trade notes payable of $584,000 and accounts payable of $6,597,000, or a total of $7,181,000, compared to $1,874,000 of current accounts payable and $1,426,000 of long-term debt, or a total of $3,300,000 after refinancing.

         The Company's equipment, capital and operating leases were funded by the new equipment lease with DGJ. Current obligations of $3,800,000 and accrued lease obligations of $1,643,000 were retired and $1,679,000 of equipment previously under operating leases were added to the property and equipment accounts. The new lease carries no debt reduction obligation and is treated as long-term debt. The combined monthly payments under the retired leases were reduced from approximately $305,000 per month to $102,000 per month under the new lease agreement.

         A note payable, warrants and Series C Preferred Stock purchased by DGJ for $3,200,200 were valued at the discounted fair market value at an assumed rate of 14%. Of the $3,200,000, $480,000 has been recorded as additional capital in excess of par value related to the warrants. The Series C Preferred Stock is determined to have no value separate from the warrants. The Series C Preferred Stock is not convertible and has no preference in liquidation, although, it has a voting preference.

         The plan to restructure the Company's operations and management, which began in the third quarter of 1998, to satisfy past due trade creditors and past due operating and capital lease balances, is progressing.

                        BPI PACKAGING TECHNOLOGIES, INC.

                             Pro Forma Balance Sheet



                                                                          As audited                 Pro Forma
                                                                       December 31, 1998         December 31, 1998
                                                                       -----------------         -----------------

Current assets
Cash                                                                     $        73,116           $     977,216
Accounts receivable, net                                                         882,389                 882,389
Inventories, net                                                                 717,413                 717,413
Prepaid expenses                                                                  51,420                  51,240
                                                                         ---------------           -------------

         Total current assets                                                  1,724,338               2,628,438
                                                                               ---------               ---------

Property and equipment, net                                                   15,290,305              16,969,278
                                                                         ---------------           -------------

Deposits - leases and equipment purchases                                        149,851                  73,911
Loans to officers, net                                                             6,072                   6,072
Other assets, net                                                                581,399               1,219,703
                                                                         ---------------           -------------
                                                                                 737,322               1,299,686
                                                                         ---------------           -------------
                                                                         $    17,751,965           $  20,897,402
                                                                         ---------------           -------------
                                                                         ---------------           -------------

Current liabilities
Note payable                                                             $       814,311           $   1,064,311
Trade notes payable                                                              584,433                --
Capital lease obligations due within one year                                  3,800,286                --
Accounts payable                                                               6,597,223               1,874,000
Accrued expenses                                                               2,676,239               1,032,862
                                                                         ---------------           -------------

         Total current liabilities                                            14,472,492               3,971,173
                                                                         ---------------           -------------

Capital lease obligations - long-term portion                                   --                     6,800,000
                                                                         ---------------           -------------

Long-term debt - Accounts Payable                                               --                     1,425,540
                                                                         ---------------           -------------

Notes payable                                                                   --                     2,720,000
                                                                         ---------------           -------------

Stockholders' equity

Subscribed Stock                                                                --                       300,000
Series B convertible preferred stock, $.01 par value                           1,466,954               1,466,954
Series A convertible preferred stock, $.01 par value                             674,032                 674,032
Series C redeemable preferred stock, $.01 par value                             --                           100
Common stock, $.01 par value; shares authorized  -- 60,000,000
                                                                                 214,956                 214,956

Capital in excess of par value                                                44,912,833              44,463,254
Accumulated deficit                                                          (43,989,302)            (45,392,733)
                                                                         ----------------          --------------
                                                                               3,279,473               5,980,689
                                                                         ---------------           -------------
                                                                         $    17,751,965           $  20,897,402
                                                                         ---------------           -------------
                                                                         ---------------           -------------


NOTE 3:  ACCOUNTS RECEIVABLE-TRADE

         Accounts receivable-trade consist of the following:


                                                                 December 31, 1998             December 31, 1997
                                                                 -----------------             -----------------
         Accounts receivable-trade                                 $    1,066,841               $    1,071,239
         Allowance for doubtful accounts                                 (109,452)                    (275,000)
         Allowance for credits                                            (75,000)                     (75,000)
                                                                   --------------               --------------
                                                                   $      882,389               $      721,239
                                                                   --------------               --------------
                                                                   --------------               --------------


NOTE 4:  INVENTORIES

         Inventories, net of valuation reserves, consist of the following:


                                                                 December 31, 1998             December 31, 1997
                                                                 -----------------             -----------------

         Raw material                                              $      296,427               $      285,058
         Finished goods                                                   420,986                    1,062,808
         Reserves                                                              --                     (290,000)
                                                                   --------------               --------------
                                                                   $      717,413               $    1,057,866
                                                                   --------------               --------------
                                                                   --------------               --------------


         Raw material includes virgin high density, high molecular weight polyethylene ("HDHMWPE") resin, re-processed HDHMWPE material, color inks and additives, and post-industrial scrap generated during the manufacturing process.

NOTE 5:  PROPERTY AND EQUIPMENT, NET

         Property and equipment consist of the following:


                                                                 December 31, 1998             December 31, 1997
                                                                 -----------------             -----------------

         Machinery and equipment                                   $   24,817,161               $   24,817,161
         Leasehold improvements                                         3,611,407                    3,611,082
         Office furniture and fixtures                                    303,731                      303,731
         Motor vehicles                                                    19,900                       19,900
                                                                   --------------               --------------
                                                                       28,752,199                   28,751,874
         Less accumulated depreciation and
              amortization                                            (13,461,894)                 (10,923,014)
                                                                   --------------               --------------
                                                                   $   15,290,305               $   17,828,860
                                                                   --------------               --------------
                                                                   --------------               --------------


         Assets recorded under capital leases and included in property and equipment were as follows:


                                                                 December 31, 1998             December 31, 1997
                                                                 -----------------             -----------------
         Machinery and equipment                                   $   13,041,270               $   13,041,270
         Less accumulated amortization                                 (5,478,653)                  (4,055,971)
                                                                        ---------                    ---------
                                                                   $    7,562,617               $    8,985,299
                                                                   --------------               --------------
                                                                   --------------               --------------


         Depreciation and amortization expense relating to fixed assets was $2,538,880, $2,186,621 and $3,216,189 for the year ended December 31, 1998, the
10 month period ended December 31, 1997 and for the year ended February 28, 1997, respectively, of which $1,422,682, $1,185,568 and $1,158,749, related to amortization of equipment held under capital leases, respectively.

         During Fiscal Year 1997, in accordance with SFAS No. 121, the Company wrote-down machinery and equipment to their estimated fair value, which resulted in a non-recurring charge of $3,335,070, which is included in the $5.9 million write-down of impaired assets and related expenses (Note 6).

NOTE 6:  WRITE-DOWN OF IMPAIRED ASSETS AND PATENT INFRINGEMENT SETTLEMENT

         During the fourth quarter of the fiscal year ended February 28, 1997, the Company made the decision to exit the traditional T-shirt bag business. The application of Statement of Financial Standard No. 121, "Accounting for the Impairment of Ling-Lived Assets and Long-Lived Assets to be Disposed Of," caused the Company to recognize a non-cash charge of $5,385,000 to write down to fair value certain long-lived assets consisting principally of machinery and equipment, patents and goodwill, together with other related expenses. The method used to determine fair value was a discounted cash flow approach. The assets consist of those related to the manufacture of the traditional T-shirt bag business.

         Description of impaired assets; patents, goodwill and plant assets relating to bag making facilities:


        Patents                                              $1,044,577
        Goodwill                                                620,353
        Plant equipment                                       3,335,070
        Reserve for agreement with
                 bag-making equipment vendor                    285,000
        Write-off of rubber plates used
                 in bag-making equipment                        100,000
                                                             ----------
        Total                                                $5,385,000
                                                             ----------
                                                             ----------


         Fair value of all assets, except plant equipment, was determined to be zero based upon the Company's decision to exit the traditional T-shirt bag business. Fair value of the plant equipment was determined based upon projected future cash flows for the remaining useful life, present book value and residual value of assets at the end of its useful life, with cash flows both discounted at 14% per year (average cost of secured debt financing).

         A patent infringement suit settlement of $512,648, including legal defense costs, was recorded during Fiscal Year 1997.

         Due to the increase in the Company's conversion capacity, the Company re-entered the standard grocery T-shirt bag business in the third quarter of 1998 to realize marginal contributions to fixed costs.

NOTE 7:  PATENTS

         The Company owns several patents. No costs associated with patent applications were capitalized during the year ended December 31, 1998, the 10 month period ended December 31, 1997 and fiscal year ended February 28, 1997. Amortization expense of approximately $87,000 was recorded in the Fiscal Year ended February 28, 1997.

         In conjunction with the write-down of impaired assets and related expenses, the write-off of all patent costs and associated accumulated amortization resulted in a charge of $1,045,000 to the Statement of Operations in the Fiscal Year ended February 28, 1997. The total accumulated amortization balance at February 23, 1996 was approximately $313,000. As more fully described in Note 6, this charge is the result of the Company's decision to exit the traditional T-shirt bag product lines.

NOTE 8:  OTHER ASSETS

         Other assets are comprised of the following:


                                                                 December 31, 1998             December 31, 1997
                                                                 -----------------             -----------------

         Spare parts and supplies, net                             $      334,703               $      669,405
         Other assets                                                     246,696                      368,502
                                                                   --------------               --------------
                                                                   $      581,399               $    1,037,907
                                                                   --------------               --------------
                                                                   --------------               --------------


NOTE 9:  ACCRUED EXPENSES

         Accrued expenses consist of the following:


                                                                 December 31, 1998             December 31, 1997
                                                                 -----------------             -----------------
         Employee compensation and benefits                        $       50,750               $      207,283
         Accrued lease expense                                          1,643,377                    1,643,377
         State taxes and penalties                                        299,096                      550,000
         Professional fees                                                 47,000                      140,000
         Other                                                            636,016                      426,688
                                                                   --------------               --------------
                                                                   $    2,676,239               $    2,967,348
                                                                   --------------               --------------
                                                                   --------------               --------------


NOTE 10:  TRADE NOTES PAYABLE

         The Company converted two trade payables into unsecured trade notes payable which matured on March 15, 1998 and April 17, 1998 and bear fixed interest rates of 10% and 8.5%. As of December 31, 1998, the Company was in default on both of the above trade notes payable. These notes payable were satisfied in connection with the financial restructuring, which occurred subsequent to December 31, 1998 (Note 2).

NOTE 11:  NOTE PAYABLE

         At December 31, 1998, the Company had a $2,000,000 revolving line of credit secured by accounts receivable. Borrowings under the line of credit were subject to 70% of qualifying accounts receivable, less the aggregate amount utilized under all commercial and standby letters of credit and bank acceptances. The line of credit bore interest at prime plus 6% ( % at December 31, 1998). In addition, the Company paid 2% interest on all new invoices submitted for financing. The credit line was for one year and subject to renewal annually. At December 31, 1998, the balance under the line of credit was $814,311, which was the maximum available based on the qualifying accounts receivable. Subsequent to December 31, 1998, the Company repaid this note payable in full in connection with its financial restructuring (Note 2).

         At December 31, 1997, the Company had an $8,000,000 revolving line of credit secured by accounts receivable and inventory. Borrowings under the line of credit are subject to 80% of qualifying accounts receivable and 35% of qualifying inventories, less the aggregate amount utilized under all commercial and standby letters of credit and bank acceptances. The line of credit bore interest at 5% above the variable interest rate quoted by Norwest Bank of Minnesota with a minimum rate of 8% (13.5% at December 31, 1997) and provides for a 1/2 of 1% unused line fee. The credit line was for 5 years and is subject to renewal annually. At December 31, 1997, the balance under the line of credit was $1,162,349, which was the maximum available based on the qualifying accounts receivable and inventory balances. The line of credit included certain financial covenants that the Company must maintain to avoid a default, including current ratio, debt to equity ratio, maintaining a net worth of $14 million, limitation on capital spending, and profitability. As of and during the 10 month period ended December 31, 1997, the Company failed to meet several of the financial covenants. The lender waived the condition of default for the financial covenants that were not met.

NOTE 12:  CAPITAL LEASE OBLIGATIONS

         The Company's capital lease obligations consist of the following:


                                                                 December 31, 1998             December 31, 1997
                                                                 -----------------             -----------------
         Total minimum lease payments                              $    4,307,824               $    5,006,262
         Less amount representing interest                                507,538                      580,057
                                                                   --------------               --------------

         Obligations under capital leases                               3,800,286                    4,426,205
         Less amounts due within one year                               3,800,286                    4,426,205

         Long-term portion                                         $           --               $           --
                                                                   --------------               --------------
                                                                   --------------               --------------


         As all capital leases were in default as of December 31, 1998 and 1997, all future payments have been classified as current. Subsequent to December 31, 1998, these capital lease obligations were satisfied in connection with the financial restructuring (Note 2).

NOTE 13:  STOCKHOLDERS' EQUITY

         As of December 31, 1998 the Company had 21,495,621 shares of common stock outstanding. During Fiscal Year 1997, covering the period from February 24, 1996 to February 28, 1997, a total of 1,207,500 shares were issued in a private placement with net proceeds of $2,206,868. From March 1, 1997 to December 31, 1997, a total of 4,991,125 shares were issued in a private placement with net proceeds of $4,403,991. An additional 387,500 shares were issued relating to the private placements from March 1, 1997 to December 31, 1997. During the year ended December 31, 1998, a total of 1,868,900 shares were issued in a private placement with net proceeds of $1,282,951.

         The Board of Directors has designated two classes of preferred stock included within stockholders' equity as follows:

         Series A, 8.5% Non-Cumulative, Redeemable, Convertible Preferred Stock ("Series A Preferred Stock"), convertible at the holder's option into one share of common stock of the Company at any time prior to redemption. At the Company's option, the stock is redeemable at $4.00 per share after not less than 30, nor more than 60 days written notice provided the closing bid price of the Company's common stock averages in excess of $9.00 per share for 30 consecutive trading days ending within five days of the notice of redemption. The Series A Preferred Stock votes with the common stock as a single class. At December 31, 1998 and 1997, there were 212,258 and 325,483 shares issued and outstanding, respectively.

         Series B, 6% Non-Cumulative, Non-Voting Convertible Preferred Stock ("Series B Preferred Stock"), redeemable and convertible at any time at $10 per share. Such stock retains a liquidation preference over the Series A Preferred Stock at a rate of $10 per share plus any declared but unpaid dividends. At December 31, 1998 and 1997, there were 146,695 shares of Series B Preferred Stock issued and outstanding.

         The Company has reserved 3,472,536 shares of common stock for issuance upon exercise of outstanding warrants and employee stock options granted or available for grant (Note 20), upon the conversion of preferred stock and in connection with the agreement with RC America, Inc. For the year ended December 31, 1998 and the 10 month period ended December 31, 1997, no shares of common stock were issued. Based on the operating results of RC America, Inc. for Fiscal Year 1997 and Fiscal Year 1996, an additional 2,640 and 2,550 shares were issued in May 1997 and May 1996, respectively.

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

NOTE 14:  WARRANTS TO PURCHASE SECURITIES OF THE COMPANY

         An aggregate of 153,000 shares of Common Stock and 50,000 shares of Series A Preferred Stock were issued to the underwriters of the second public offering, at an exercise price of $2.25 in May 1996 upon the exercise of Class A Warrants which would have expired on June 13, 1996.

         In conjunction with the third public offering, an aggregate of 48,725 Class A Warrants were exercised at $5.00 before the expiration date of June 15, 1995 and an aggregate of 456,931 Class B Warrants were exercised at $2.80 before the expiration date of October 6, 1996. Additionally, an aggregate of 299,600 shares of Common Stock were issued to the underwriters of the third public offering at an exercise price of $2.25 in May 1996 upon the exercise of Class B Warrants which would have expired on October 7, 1997.

         As of December 31, 1997 all Class A and Class B warrants issued to the public stockholders and the underwriters were exercised or expired.

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

         During the year ended December 31, 1998, the Company issued 200,000 warrants with a three year life to purchase one share of common stock at $1.05 per share to lessors in connection with the restructuring of certain Capital and Operating Leases that were in default as of December 31, 1997. Settlement expense in the amount of $240,400 was recorded for the 10 month period ended December 31, 1997 (Note 12).

         All warrants issued in 1998 have been issued at the current market price at date of issuance.

NOTE 15:  INCOME TAXES

         Due to the taxable loss incurred and the availability of net operating losses, there was no tax provision or benefit recorded for the year ended December 31, 1998. Accordingly, the effective tax rate is zero percent as compared to the Federal statutory rate of 34% because the Company has placed a full valuation allowance on its net deferred tax assets. Cumulative temporary differences under SFAS No. 109 are as follows:


                                                                  December 31, 1998             December 31, 1997
                                                                  -----------------             -----------------
Deferred tax assets:
         Allowance for uncollectible accounts                       $      310,655                $      377,322
         Net operating loss carryforward                                13,270,876                    12,825,784
         Inventory                                                          53,522                       151,993
         Write-down of fixed assets                                      1,114,955                     1,226,450
         Write-down of patents                                             367,862                       400,031
         Allowance for lease losses                                        685,606                       685,606
         Investment tax credit                                             528,200                       528,200
         Other items                                                       482,291                       489,712
                                                                    --------------                --------------
                  Total deferred tax assets                         $   16,813,967                $   16,685,098
                                                                    --------------                --------------
                                                                    --------------                --------------

Deferred tax liabilities:
         Excess depreciation                                        $      162,376                $       76,197
         Prepaid rent                                                       99,345                       143,281
                                                                    --------------                --------------

Net deferred tax assets                                             $   16,552,246                $   16,465,620
Deferred tax asset valuation allowance                              $  (16,552,246)               $  (16,465,620)


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

         At December 31, 1998 the Company had available for federal and state income tax purposes unused net operating loss (NOL) carryforwards of approximately $34,956,000 and $29,039,000, respectively. The federal carryforwards expire in various amounts beginning in the year 2003, and the state carryforwards expire in various amounts from 1999 through 2004. The Company has available state investment tax credit carryforwards of approximately $528,000 expiring in various amounts from 1999 to 2004, and approximately $113,000 in carryforwards with unlimited expirations.

         A substantial change in the Company's ownership, as defined in Section 382 of the Internal Revenue Code, may significantly limit the future utilization of the federal NOL carryforwards incurred prior to an ownership change. In Fiscal Years 1994 and 1991, substantial changes in ownership occurred. In addition, the Company has had a number of transactions subsequent to Fiscal Year 1994 which may have further limited the Company's ability to use its federal NOL carryforwards. The Company's ability to use its federal NOL carryforwards may be further impacted by transactions subsequent to December 31, 1998 (Note 2).

NOTE 16:  MAJOR CUSTOMERS

         During the year ended December 31, 1998, sales to two customers represented 20% and 10% of total sales. During the 10 month period ended December 31, 1997, no customer represented more than 10% of total sales. In Fiscal Year ended February 28, 1997, sales to one customer represented 16% of total sales.

NOTE 17:  RELATED PARTY TRANSACTIONS

         Loans made to a former officer totaled $586,978 at December 31, 1997 and bear interest at a rate of 9.5%. The loans are due and payable January 1, 2001. The officer had agreed to apply any bonus payments received under the Company's executive bonus plan to reduce the amounts outstanding under the loan. As the Company has suffered recurring net losses and operating cash flow deficiencies, a reserve of $586,978 has been established for this loan as of December 31, 1997 and 1998.

         During the year ended December 31, 1998, additional payments totaling $68,039 were made to and on behalf of this former officer. An additional reserve of $68,039 has been established for this loan as of December 31, 1998. This officer is in default of a note payable of $36,000, which represents a portion of these above advances.

         Loans made to another officer totaled $6,072 and $5,416 at December 31, 1998 and 1997, respectively, and bear interest at a rate of 9.5%.

         The Company acquired, in Fiscal 1993, a 50.5% interest, in exchange for $125,000, in a company (RC America, Inc.) founded and managed by the 49.5% minority shareholder, Ronald Caulfield, a brother of the Company's Chairman. On February 26, 1994, the Company entered into a stock exchange agreement (the "Agreement") to exchange 200,000 shares of its common stock at their estimated fair market value for Ronald Caulfield's 49.5% minority interest in RC America, Inc. Effective February 26, 1994, Ronald Caulfield exchanged his shares in accordance with the Agreement. As a result, RC America, Inc. became a wholly owned subsidiary of the Company. The Agreement also contains demand and piggy-back registration rights and provides for the issuance to Ronald Caulfield of up to an additional 100,000 shares of the Company's common stock over a five year period based on RC America, Inc. attaining certain levels of pre-tax earnings. RC America, Inc. ceased operations during the year ended December 31, 1998.

         For the year ended December 31, 1998 and the 10 month period ended December 31, 1997, no shares of common stock were issued. Based on the operating results of RC America, Inc. for Fiscal Year 1997 a total of 2,640 shares were earned and were issued to Mr. Caulfield in May. In addition, Ronald Caulfield entered into a five year employment agreement with RC America, Inc. which provided for certain bonus, severance and non-compete arrangements. This employment agreement has since terminated.

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

         Ivan J. Hughes, a director of the Company is President of the Plastics Division Duro Bag Manufacturing Company ("Duro"). For the year ended December 31, 1998 and the 10 month period ended December 31, 1997, there were no sales to Duro. For fiscal year ended February 28, 1997, accounted for approximately 16% of the Company's sales.

NOTE 18:  EMPLOYMENT AGREEMENTS

         During the year ended December 31, 1998, the Company renewed an employment agreement with an officer for an additional one year term expiring on June 30, 1999. This agreement provides for minimum base compensation of $180,000.

         On January 27, 1999 and March 22, 1999, the Company entered into employment agreements with certain officers. Among other provisions, these agreements provide for a minimum base compensation of $650,000 in the aggregate plus incentive compensation based on pre-tax profits and for severance payments. These agreements expire on various dates from June 30, 2000 through March 2002.

NOTE 19:  OPERATING LEASES AND COMMITMENTS

         The Company's lease agreement for its North Dighton facility was renegotiated effective January 1, 1996 and runs for a period of 12 years. The Company has entered into various operating leases for certain manufacturing equipment expiring on various dates through 2007.

         The future minimum rental commitments under non-cancelable operating leases as of December 31, 1998 are as follows:


                                                         OPERATING
       FISCAL YEAR                                         LEASES
       -----------                                         ------
         1999                                            1,180,000
         2000                                              893,000
         2001                                              480,000
         2002                                              383,000
         2003                                              383,000
         Thereafter                                      2,243,000
                                                        ----------
                                                        $5,562,000
                                                        ----------
                                                        ----------


         Expense under operating leases was $937,340, $1,410,000 and $1,646,000 for the year ended December 31, 1998, the 10 month period ended December 31, 1997 and the Fiscal Year ended February 28, 1997, respectively. All operating leases and real-estate leases were in default as of

December 31, 1997. Subsequent to December 31, 1998, the Company reached agreement with all lessors as part of its financial restructuring. (Note 2).

         At December 31, 1998, the Company had commitments to purchase approximately $275,000 of machinery and equipment.

NOTE 20:  STOCK OPTION PLANS

         In May 1990, the Company adopted a stock option plan and on October 25, 1993, the Company approved a stock option plan that provides certain individuals the right to purchase up to 200,000 shares and 750,000 shares, respectively, of common stock. In September 1996, the Company adopted a stock option plan that entitles certain individuals the right to purchase up to 1,000,000 shares of common stock. The Board of Directors determines those individuals who shall receive options, the time period during which the options may be exercised, and the number of shares of common stock that may be purchased and the exercise price (which can not be less than the fair market value of the common stock on the date of grant). Options generally vest ratably over two to five years. The Company may not grant employee incentive stock options with a fair value in excess of $100,000 that is first exercisable during any one calendar year. Options granted under the stock option plan generally expire ten years from the date of grant.

         There was no activity under the 1996 Stock Option Plan during the 10 month period ended December 31, 1997 and the year ended February 28, 1997. Transactions under the 1990 and 1993 Stock Option Plans during the 10 month period ended December 31, 1997 and the year ended February 28, 1997 are summarized as follows:


                                                     Fiscal Year Ended                  Ten Month Period Ended
                                                     December 31, 1998                     December 31, 1997
                                                     -----------------                     -----------------

                                                     Weighted Average                      Weighted Average
                 Options                        Shares          Exercise Price        Shares         Exercise Price
                 -------                        ------          --------------        ------         --------------
Outstanding at beginning of year                 783,117             $3.54             773,830             $3.98

Options   granted  whose  exercise  price
equal  the  market  price of the stock on
grant date                                        25,000             $1.25             156,000             $1.75

Options granted whose exercise price
is greater than the market price of the
stock on grant date
Canceled                                        (424,430)            $2.23            (146,713)            $3.98
                                                 -------                               -------

Outstanding at year end                          383,687             $2.70             783,117             $3.54
                                                 -------                               -------
                                                 -------                               -------

Options exercisable at period end                358,687                                629,317
                                                 -------                               -------
                                                 -------                               -------

Weighted  average  fair  value of options
granted during the period                                            $1.25                                 $1.75


         In April of 1997, the Company changed the exercise price for selected options granted in prior periods from $6.25, $4.00, $3.88 and $3.00 to $2.50 per share.


                                                                                      Year Ended
                                                                                   February 28, 1997
                                                                                   -----------------


                                                                                   Weighted Average
                                                                           Shares                 Exercise Price
                                                                           ------                 --------------
                            Options
                            -------
Outstanding at beginning of year                                             795,630                    $4.04

Options  granted whose  exercise price equal the market price of
the stock on grant date                                                       12,500                     2.40

Options  granted whose exercise price is greater than the market
price of the stock on grant date                                               9,200                     2.40

Canceled                                                                     (43,500)                    3.49
                                                                             -------

Outstanding at year end                                                      773,830                     3.98
                                                                             -------
                                                                             -------

Options exercisable at period end                                            589,377
                                                                             -------
                                                                             -------

Weighted average fair value of options granted during the period
                                                                                                        $2.40


         In March 1996, the Company granted 18,500 options with an exercise price of $2.38. In January 1997, the Company granted 3,200 options with an exercise price of $2.50. In March 1996, the Company changed the exercise price for selected options, which were granted in fiscal year 1993, from $6.25 to $4.00, and selected options, which were granted in fiscal year 1994, from $6.63 to $4.00.

         The following table summarizes information about employee options outstanding at December 31, 1998:


                                                 Options Outstanding
                                                 -------------------
                                                                  Weighted Average
      Range of Exercise            Number Outstanding at              Remaining                Weighted Average
            Prices                   December 31, 1998            Contractual Life              Exercise Price
            ------                   -----------------            ----------------              --------------

        $1.25 - 3.00                         336,937                     4.79                         $2.42
         3.88 - 4.75                          24,250                     4.78                          4.13
         5.50 - 5.75                          22,500                     6.10                          5.58
                                             -------
                                             383,687                     4.86                          2.71
                                             -------
                                             -------




                               Options Exercisable
                               -------------------

      Range of Exercise            Number Exercisable at          Weighted Average
            Prices                   December 31, 1998             Exercise Price
            ------                   -----------------             --------------

        $1.25 - 3.00                         313,737                    $2.51
         3.88 - 4.75                          22,450                     4.14
         5.50 - 5.75                          22,500                     5.58
                                             -------
                                             358,687                     2.81
                                             -------
                                             -------


FAIR VALUE DISCLOSURES

         At December 31, 1998, the Company had three option plans, which are described above. The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's three stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                                                                               Ten Month Period
                                                                  Fiscal Year Ended                  Ended
                                                                  December 31, 1998            December 31, 1997
                                                                  -----------------            -----------------

Net Loss                        As reported                           ($3,239,213)               ($11,338,869)
                                Pro forma                             ($3,245,145)               ($11,468,958)

Basic and diluted               As reported                                ($0.16)                     ($0.73)
Net loss per share              Pro forma                                  ($0.16)                     ($0.74)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the applicable periods: dividend yield of 0.0% for both periods; risk free interest rate of 5.16% for options granted during the year ended December 31, 1998 and 5.81% for options granted and re-priced during the 10 month period ended December 31, 1997; a weighted average expected option term of 10 years for options granted during the year ended December 31, 1998, and 10 years for options granted during the 10 month period ended December 31, 1997; and expected volatility of 153.87% for options granted during the year ended December 31, 1998 and 67.57% for options granted during the 10 month period ended December 31, 1997.

NOTE 21:  RETIREMENT SAVINGS PLAN

         The Company provides an employee retirement savings plan under Section 401(k) of the Internal Revenue Code (the "Plan") which covers substantially all employees. Under the terms of the Plan, employees may contribute a percentage of their salary, up to a maximum of 15%, which is then invested in one or more of several mutual funds selected by the employee. The Company matches 100% of the employee contribution up to a maximum of 2% of their salary. Contributions to the plan were $33,165, $47,604 and $80,503 for the year ended December 31, 1998, 10 month period ended December 31, 1997, and fiscal year ended February 28, 1997, respectively.

NOTE 22:  SEGMENT REPORTING

         Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SAFS No. 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for reporting information about operating segments, products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. The Company operates in one reportable segment under SFAS No. 131.

NOTE 23: SIGNIFICANT FOURTH QUARTER ADJUSTMENTS TO THE TEN MONTH PERIOD ENDING DECEMBER 31, 1997

         All capital, operating and real estate leases were in default as of December 31, 1997. All future capital lease payments have been classified as current. As a result of these defaults and based on negotiations which began in 1997, total expenses of $1,643,400 were accrued as of December 31, 1997 for interest, penalties and extension fees related to the default of the capital and operating leases (Note 12 and 19).

         Loans made to a former officer totaled $586,979 at December 31, 1997 and bear interest at a rate of 9.5%. The loans are due and payable January 1, 2001. The officer had agreed to apply any bonus payments received under the Company's executive bonus plan to reduce the amounts outstanding under the loan. As the Company has suffered recurring net losses and operating cash flow deficiencies, a reserve of $586,978 has been established for this loan as of December 31, 1997.

         Management decided to exit the traditional T-shirt bag business during the 10 month period ended December 31, 1997. Accordingly, an analysis of the fair value of assets related to these product lines was performed during the fourth quarter 1997 which resulted in a write-down of impaired assets and recognition of related expenses totaling $5,897,648.

NOTE 24:  LEGAL PROCEEDINGS

         The Company has been notified by its insurance carrier of a potential claim brought by a group of investors related to the registration of certain securities. The Company believes that any settlement in connection with this potential claim will not have a material effect on its operations.

                        BPI PACKAGING TECHNOLOGIES, INC.

                                   Schedule II

Rule 12-09         Valuation and Qualifying Accounts and Reserves
                      For the Year Ended December 31, 1998


      COLUMN A            COLUMN B            COLUMN C           COLUMN D            COLUMN E

                                             Additional         Deductions
                         Balance at          Charged to          Accounts       Balance at end of    Description of
 Description               1/1/98             Expenses          Written-Off           Period             Changes
 -----------             ----------         -----------         ------------    -----------------    --------------
Reserve for                 75,000               0                      0             75,000
Accounts Receivable
Credits

Allowance for              275,000               0               (165,548)            109,452       Allowance was
Doubtful Accounts                                                                                   reduced based on
                                                                                                    evaluation of
                                                                                                    Accounts
                                                                                                    Receivable at
                                                                                                    12/31/98

Inventory Reserve          290,000               0               (290,000)              0           Inventory
                                                                                                    reserved at
                                                                                                    12/31/97 was
                                                                                                    sold during the
                                                                                                    year ended
                                                                                                    12/31/98


                 Valuation and Qualifying Accounts and Reserves
                 For the 10 Month Period Ended December 31, 1997


      COLUMN A        COLUMN B        COLUMN C           COLUMN D        COLUMN E

                                      Additional         Deductions
                      Balance at      Charged to         Accounts       Balance at end       Description of
    DESCRIPTION         3/1/97        EXPENSES          WRITTEN-OFF        OF PERIOD             CHANGES
    -----------         ------        --------          -----------        ---------             -------
Reserve for             75,000               0                   0             75,000
Accounts Receivable
Credits

Allowance for           50,000         225,000                   0            275,000            Allowance was
Doubtful Accounts                                                                                Increased based
                                                                                                 on evaluation of
                                                                                                 Accounts
                                                                                                 Receivable at
                                                                                                 12/31/97

Inventory Reserve      850,000                0           (560,000)           290,000            Reserve was
                                                                                                 reduced based on
                                                                                                 evaluation of
                                                                                                 Inventory at
                                                                                                 12/31/97
