Form 10-K405/A
period 1998-12-31
BPI PACKAGING TECHNOLOGIES INC
filed 1999-04-26
CIK 866751

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A
                         AMENDMENT NO. 1 TO FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________
    TO ___________________.

                         COMMISSION FILE NUMBER: 0-19561
                                                 -------

                        BPI PACKAGING TECHNOLOGIES, INC.
                        --------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                        04-2997486
            --------                                        ----------
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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

          The aggregate market value of the Registrant's voting stock issued and outstanding as of April 9, 1999 was $3,224,343 for the Common Stock and $193,358 for the Series A Convertible Preferred Stock.

          As of April 9, 1999, 21,495,621 shares of Common Stock, $.01 par value per share, were outstanding and 193,358 shares of Series A Convertible Preferred Stock, $.01 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

          The 1998 Annual Report to Stockholders - Items 1-9 and 14 are incorporated by reference into those items of this Form 10-K/A.

          This Form 10-K/A is being filed to amend Items 10-13 and Footnote No. 2 to the Financial Statements attached to the Form 10-K filed on March 31, 1999.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

                    BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

GENERAL INFORMATION

         The Company's Certificate of Incorporation and By-laws, each as amended, provide that the members of the Board will be classified as nearly as possible into three classes, each with, as nearly as possible, one-third of the members of the Board. A classified board is designed to assure continuity and stability in the Board's leadership and policies. Ivan J. Hughes and Allen S. Gerrard serve as the Class I directors until the Annual Meeting of Stockholders to be held in 1999. David N. Laux and Hanspeter Schulz serve as the Class II directors until the Annual Meeting of Stockholders to be held in the year 2001. Gary R. Edidin serves as the Class III director until the Annual Meeting of Stockholders to be held in the year 2000. The successors to the class of directors whose terms expire at an annual meeting would be elected for a term of office to expire at the third succeeding annual meeting after their election and until their successors have been duly elected by the stockholders. Directors chosen to fill vacancies on a classified board will hold office until the next election of the class for which directors will have been chosen, and until their successors are duly elected by the stockholders. Officers are elected by and serve at the discretion of the Board, subject to their employment contracts.

         Pursuant to the Securities Purchase Agreement (as defined in Item 13 below) DGJ L.L.C. ("DGJ") has informed the Company that Bruce M. Fleisher and Theodore L. Koenig will be the Designated Directors, each of whom has consented to act as a director of the Company. The Designated Directors will serve as the Class III directors until the Annual Meeting of Stockholders to be held in the year 2000. The Designated Directors, along with Messrs. Edidin and Gerrard, will constitute a majority of the Board after they are appointed.

DESIGNATED DIRECTORS

         The Designated Directors will assume office on or about April 30, 1999 and then the Board of the Company will consist of seven members. This step will be accomplished by written consent of the Board.

         BRUCE M. FLEISHER. Mr. Fleisher will serve as a Director of the Company beginning on or about April 30, 1999. Since 1998, Mr. Fleisher has been involved in private investing. From October 1997 to 1998, he served as the Vice President and Division Manager, Chicago for the Supply Systems Division of Unisource Worldwide, Inc., a wholesale distributor of paper and packaging supplies. From 1996 to 1997, he was the President and Division Manager of Darter, Inc., another division of Unisource Worldwide, Inc. Since 1996, he has been a member of the Board of Directors and Chairman of the Industrial Committee for the National Paper Trade Association. Mr. Fleisher received his Bachelor of Science degree in Economics from the University of Pennsylvania, Wharton School, and his Masters degree in Business Administration from George Washington University.

         Mr. Fleisher does not beneficially own any equity securities, or rights to acquire any equity securities of the Company, and has not been involved in any transactions with the Company or any of its directors, executive officers or affiliates which are required to be disclosed pursuant to the rules of the Commission.

          THEODORE L. KOENIG. Mr. Koenig will serve as a Director of the Company beginning on or about April 30, 1999. In 1996, Mr. Koenig founded and since has served as President of Monroe Investments, Inc., a Chicago-based investment and merchant banking firm specializing in strategic growth investment opportunities. Mr. Koenig's principal occupation is that of an attorney. He has been a partner with Holleb & Coff, a Chicago-based law firm since 1989. Mr. Koenig received his Bachelor of Arts degree in Accounting from Indiana University Kelley School of Business and his Juris Doctor degree from the Illinois Institute of Technology, Chicago Kent School of Law.
Mr. Koenig is also a Certified Public Accountant.

          Monroe Investments, Inc. is a member of Hilco BPI, L.L.C., a Delaware limited liability company, which is a member of DGJ. Hence, through Mr. Koenig's control status of Monroe Investments, Inc. through Hilco BPI, L.L.C., he is a beneficial owner of the equity securities owned by DGJ and has participated in transactions with the Company to the extent of his indirect ownership interest in Hilco BPI, L.L.C.

CURRENT DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company, their positions held in the Company and their ages are as follows:


NAME                             AGE         POSITION
Hanspeter Schulz                  60         President and Director
Richard H. Nurse                  54         Vice President of Manufacturing
Peter W. Blackett                 50         Senior Vice President of Sales
James F. Koehlinger               62         Chief Financial Officer and Treasurer
C. Jill Beresford                 44         Vice President of Marketing
Ivan J. Hughes                    70         Chairman of the Board
David N. Laux                     71         Director
Gary R. Edidin                    54         Director
Allen S. Gerrard                  63         Director

         No director or executive officer is related by blood, marriage or adoption to any other director or executive officer.

         HANSPETER SCHULZ, PH.D. Dr. Schulz has been the Company's President and Director since January 1999. Prior thereto, Dr. Schulz served as a consultant to the Company since August 1998. From 1996 to 1998, Dr. Schulz was a Director of Business Integration for Celanese Ltd., and was one of three managers responsible for the global installation of SAP, including the redesign of relevant business processes. From 1993 to 1996, Dr. Schulz was Business Director for Methanol/Formaldehyde/Polyols, a global commodity business of Celanese with production sites in the United States, Canada and Germany. In 1995, Dr. Schulz served as a member of the Board of a Celanese joint venture in Saudi Arabia. From 1982 to 1995, Dr. Schulz was Vice President and General Manager of the High Density and Ultra High Molecular Weight Polyethylene business at American Hoechst. From 1959 to 1969, Dr. Schulz studied chemistry and related subjects at the Universities of Stuttgart, Germany, Kansas, USA (on a scholarship basis) and Hamburg, Germany resulting in a Ph.D. of Natural Sciences in 1969.

         RICHARD H. NURSE, PH.D. Dr. Nurse has been the Company's Vice President of Manufacturing since January 1999. Prior thereto, he was the Company's Vice President of Technical Development since January 1995. From 1989 to 1995, Dr. Nurse was an independent consultant to the plastics industry. From 1987 to 1988, Dr. Nurse was the Director of Research and Development for Cookson Performance Plastics, a plastics additive manufacturer. From 1985 to 1987, he was a Technical Manager for Nortech Company, another plastics additive manufacturer. From 1973 to 1985, Dr. Nurse was with the Hoechst AG, a plastics resin manufacturer, serving in technical application and development management in South Africa and Germany and since 1979, in the United States. Dr. Nurse received a Ph.D. degree in Polymer Technology from the University of Manchester Institute of Science and Technology in England and a Bachelor of Science degree in Chemical and Plastics Technology from the Polytechnic of South Bank, London, England.

          PETER W. BLACKETT. Mr. Blackett has been the Company's Senior Vice President of Sales since March 1999. From 1997 to 1999, he was employed with Fina Oil and Chemical Company as Regional Sales Manager and from 1992 to 1997, as a Technical Service Manager for Fina's High Density Polyethylene business group. Mr. Blackett holds a Higher National Certificate in Mechanical Engineering from Peterborough Technical College and a Graduateship of the Plastics Institute from Borough Polytechnic in South London.

          JAMES F. KOEHLINGER. Mr. Koehlinger has been the Company's Chief Financial Officer since January 1999. Prior thereto, Mr. Koehlinger was a senior consultant with Benchmark, a financial consulting firm. He previously served as the Company's Chief Financial Officer from February 1988 to October 1996. Mr. Koehlinger received a Bachelor of Science degree from Indiana University and a Master of Business Administration degree from Clark University. He is also a certified public accountant.

          C. JILL BERESFORD. Ms. Beresford has been the Company's Vice President of Marketing since January 1999. From June 27, 1998 until January 27, 1999, she was the Company's Chairman, Chief Executive Officer and Chief Financial Officer. She also served as the Chief Operating Officer of the Company from 1995 to 1998. She served as the Company's President from July 1996 to June 1998. She was Treasurer of the Company from May 1990 to January 27, 1999 and a Director of the Company from March 1989 until January 1999. From May 1990 to July 1995, Ms. Beresford was the Company's Vice President of Marketing. Ms. Beresford attended the University of Guelph, Ontario, Canada and received a Masters degree in Business Administration from Boston University.

          IVAN J. HUGHES. Mr. Hughes was re-elected as a Director of the Company on July 13, 1998 and became Chairman of the Board on January 27, 1999. Mr. Hughes previously served as a Director of the Company from March 1996 to February 1998. Since 1991, Mr. Hughes has been the President of the Plastic Division of Duro Bag Manufacturing Company ("Duro Bag"), a privately held company which manufactures grocery bags, shopping and specialty bags for the food and retail industry. Mr. Hughes has been employed by Duro Bag in various positions for the past 35 years and presently serves on the Executive and Compensation Committees. Mr. Hughes received a Bachelor of Science degree in Mechanical Engineering at Lafayette College and completed his graduate studies at Columbia University.

          DAVID N. LAUX. Mr. Laux has served as a Director of the Company since January 1993. Since 1991, Mr. Laux has served as a Director of ROC Taiwan Fund, a closed end fund listed on the New York Stock Exchange. Since 1990, Mr. Laux has been President of the USA-ROC Economic Council, a private non-profit association which promotes business relations between the United States and Taiwan. Mr. Laux received his Bachelor of Arts degree from Amherst College and his Master of Business Administration degree from the American University in Washington, D.C. He has done graduate work at the University of California at Berkeley and Georgetown University. Mr. Laux is also a graduate of the Advanced Management Program at Harvard Business School.

          GARY R. EDIDIN. Mr. Edidin has served as a Director of the Company since January 1999. In January 1999, Mr. Edidin became a Member of the Board of Managers, Chairman, President and Chief Executive Officer of DGJ. In 1975, Mr. Edidin co-founded Edidin Associates, an investment banking firm. He has been Managing Partner of Edidin Associates since 1980. In 1992, Mr. Edidin co-founded Franklin Capital Corp., a regional asset based lender, and is presently the Co-Chairman and member of its Board of Directors. In 1980, Mr. Edidin served as the Chief Executive Officer and Chairman of Optique Du Monde, Ltd. ("ODM"), an eyewear company. In 1988, ODM was sold to the Safilo Group, an Italian publicly traded eyewear company. Since 1988, he has been a management consultant to the Safilo Group and Safilo USA, its U.S. subsidiary. In 1997, Mr. Edidin represented Safilo Group in its acquisition of Smith Sports Optics, Inc. and began serving that company as a member of the Board of Directors and Executive Committee. He has also served as the Chairman and Chief Executive Officer of Clarin Corp., a manufacturer of institutional seating, since 1993. Since 1998, Mr. Edidin has served as a member of the Board of Directors of Colors For Plastic, a plastic coloration company. In 1977, a group of investors, including Edidin Associates, purchased the Lawndale Trust and Savings Bank, a community bank in Chicago. The same subsequently purchased the Garfield Ridge Trust and Savings Bank and the Bank of Chicago, two Chicago community banks. In 1995, these three banks were merged into one under the name Bank of Chicago. In 1997, Bank of Chicago was sold to TCF, a publicly traded savings bank headquartered in Minnesota. Mr. Edidin has served these banks in various capacities over the years, including Chairman and Chief Executive Officer. Mr. Edidin received his Bachelor of Science degree from the University of Pennsylvania, Wharton School, and his Juris Doctor degree from the University of Chicago Law School. Mr. Edidin also attended the University of Chicago Business School.

          ALLEN S. GERRARD. Mr. Gerrard has served as a Director of the Company since January 1999. Since 1996, Mr. Gerrard has served as a Director of Deere Park Capital Management, an investment and merchant banking firm, and since April 1998, he has also served as Vice-Chairman of such company. Beginning in January 1999, Mr. Gerrard has been a Member of the Board of Managers and Treasurer of DGJ. From November 1998 to March 1999, Mr. Gerrard served as Director of McConnell Dowell Corporation, Limited, a publicly traded company involved in construction. Since 1997, Mr. Gerrard has served as a Director of Dominion Bridge Company, a publicly-traded construction and shipbuilding company. Mr. Gerrard received his Bachelor of Arts degree in Political Science from the University of Illinois in Champaign-Urbana and his Juris Doctor degree from the University of Michigan Law School.

SIGNIFICANT EMPLOYEE

          The following employee is not an executive officer of the Company but is expected to make significant contributions to the business of the
Company:


NAME                        AGE         POSITION
Tracy L. McGrath             34         Vice President of Sales

          TRACY L. MCGRATH. Ms. McGrath has served as the Company's Vice President of Sales since January 1999. Prior thereto, she was the Company's Vice President of Marketing since December 1997 and, prior thereto, was the Company's Marketing Manager since November 1993. Ms. McGrath has a Bachelor of Science degree in Communications from Eastern Connecticut State University.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Commission reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Officer, directors and greater-than-10% stockholders are required by the Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during 1998, its officers, directors and greater-than-10% beneficial owners were in compliance with all filing requirements.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth certain information with respect to the annual and long term compensation for services in all capacities to the Company during the 12 months ended December 31, 1998, the 10 months ended December 31, 1997 and the fiscal years ended February 28, 1997 ("Fiscal 1997") and February 23, 1996 ("Fiscal 1996"), of those persons who were, at December 31, 1998: (i) the Company's Chief Executive Officer (including persons who held this position at any time during 1998); and (ii) other executive officers of the Company receiving total cash and bonus compensation in excess of $100,000 (the "Named Officers"). The Company did not grant any restricted stock awards or stock appreciation rights or make any long term incentive plan payouts to the individuals named in the tables below during the periods indicated.

                           SUMMARY COMPENSATION TABLE


                                                                                                  Long Term
                                            Annual Compensation                              Compensation Awards
                                            -------------------                              -------------------
                                                                                        Securities
                                                                                        Underlying         All Other
    Name and Principal Position         Fiscal Year        Salary(1)      Bonus(2)      Options(#)       Compensation
    ---------------------------         -----------        ---------      --------      ----------       ------------
Dennis N. Caulfield (3)                   1998               $89,846         $0              0                $9,923(3)
    Former Chief Executive Officer        1997(A)           $266,666         $0              0               $43,323(3)
                                          1997              $320,000         $0              0              $130,220(3)
                                          1996              $320,000         $0              0               $36,174(3)

                                       5


                                                                                                  Long Term
                                            Annual Compensation                              Compensation Awards
                                            -------------------                              -------------------
                                                                                        Securities
                                                                                        Underlying         All Other
    Name and Principal Position         Fiscal Year        Salary(1)      Bonus(2)      Options(#)       Compensation
    ---------------------------         -----------        ---------      --------      ----------       ------------

C. Jill Beresford (4)                     1998              $182,506         $0              0               $12,848(4)
    Chief Executive Officer,              1997(A)           $150,000         $0              0                $6,424(4)
    Chairman of the Board of              1997              $180,000         $0              0               $26,716(4)
    Directors                             1996              $180,000         $0              0               $14,612(4)

Alex F. Vaicunas (5)                      1998              $124,856         $0              0                $1,746(5)
    Former Vice President of Film         1997(A)           $104,167         $0              0                $3,150(5)
    Sales                                 1997              $125,000         $0              0                $3,232(5)
                                          1996              $125,000         $0              0                $1,213(5)

Richard Nurse, Ph.D. (6)                  1998              $119,115         $0              0
    Vice   President   of  Technical      1997(A)            $64,399         $0              0                $8,935(6)
    Development                           1997               $77,279         $0              0                $3,410(6)
                                          1996               $71,936         $0              0                $4,401(6)
                                                                                                              $3,656(6)

Paul  J. DeCristofaro (7)                 1998               $32,332         $0              0                  $668(7)
    Former Chief Financial Officer        1997(A)            $83,410         $0              0                       $0
                                          1997              $100,092         $0              0                       $0

(A)       Reflects information for the 10 months ended December 31, 1997.

(1) Amounts shown indicate cash compensation earned and received by executive officers. No amounts were earned but deferred at the election of those officers. Executive officers participate in Company group life and health insurance.

(2) From July 1, 1993 through December 31, 1998, Mr. Caulfield, Ms. Beresford and Mr. Vaicunas had been eligible to participate in an executive compensation program which provided them with an aggregate bonus equal to 6% of the Company's pre-tax profit for the first $1,000,000 in pre-tax profits in any fiscal year, and 12% of pre-tax profits in excess of $1,000,000 in any fiscal year except that in the discretion of the Board of Directors the bonus would not exceed $750,000 in the aggregate in any fiscal year beginning with fiscal year 1995. No bonuses were paid to Mr. Caulfield, Ms. Beresford or Mr. Vaicunas during 1998, the 10 month period ended December 31, 1997, in Fiscal 1997 or in Fiscal 1996 under this program. This program is no longer in effect.

(3) In the periods presented, the Company paid approximately $335 and $990 per month for two personal term life insurance policies for Mr. Caulfield and $700 per month for a disability policy. The Company also made automobile and insurance payments of approximately $980 per month during 1998, the 10 months ended December 31, 1997, in Fiscal 1997 and in Fiscal 1996, for an automobile for Mr. Caulfield. The Fiscal 1997 amount includes $73,846 paid for unused vacation from prior fiscal years and $12,308 for unused vacation from Fiscal 1997. This amount also includes $0, $6,400, $8,000 and $0 the Company contributed to Mr. Caulfield's 401(k) account during 1998, the 10 months ended December 31, 1997, in Fiscal 1997 and in Fiscal 1996, respectively. Mr. Caulfield's employment with the Company terminated on July 2, 1998.

(4) In the periods presented, the Company paid approximately $80 per month for a personal term life insurance policy for Ms. Beresford and approximately $190 per month for a disability policy. In the periods presented, the Company also made automobile and insurance payments of approximately $435 and $790, respectively, per month for an automobile for Ms. Beresford for 1998 and all other periods presented, respectively. The amount also includes $10,385 and $7,616 of unused vacation pay that was paid in Fiscal 1997 and Fiscal 1996, respectively. This amount also includes $3,655, $3,655, $3,738 and $623 the Company contributed to Ms. Beresford's 401(k) account during 1998, the 10 months ended December 31, 1997, in Fiscal 1997 and in Fiscal 1996, respectively. Ms. Beresford began serving as the Chairman of the Board of Directors and Chief Executive Officer on July 2, 1998, when Mr. Caulfield's employment with the Company ceased.

(5) In the periods presented, the Company paid approximately $65 per month for a disability policy for Mr. Vaicunas. This amount excludes automobile and insurance payments from the Company on behalf of Mr. Vaicunas of approximately $760 per month for an automobile. Mr. Vaicunas reimburses the Company for any personal use of the automobile. This amount also includes $0, $2,500, $2,452 and $433 the Company contributed to Mr. Vaincunas' 401(k) account during 1998, the 10 months ended December 31, 1997, in Fiscal 1997 and in Fiscal 1996, respectively. Mr. Vaicunas served as the Vice President of Film Sales until December 26, 1998.

(6) In the periods presented, the Company reimbursed Dr. Nurse for mileage on his car and travel expenses associated with Company business. Dr. Nurse served as the Vice President of Technical Development throughout 1998.

(7) This amount includes $668 the Company contributed to Mr. DeCristofaro's 401(k) account during 1998. Mr. DeCristofaro served as the Company's Chief Financial Officer until March 1998.

STOCK OPTION PLANS

         In May 1990, the Company adopted a stock option plan and on October 25, 1993, the Company approved a stock option plan that provides certain individuals the right to purchase up to 200,000 shares and 750,000 shares, respectively, of Common Stock. In September 1996, the Company adopted a stock option plan that entitles certain individuals the right to purchase up to 1,000,000 shares of Common Stock. The Board of Directors determines those individuals who receive options, the time period during which the options may be exercised, the number of shares of Common Stock that may be purchased and the exercise price (which cannot be less than the fair market value of the Common Stock at the date of grant). Options generally vest ratably over two to five years. The Company may not grant employee incentive stock options with a fair value in excess of $100,000 that is exercisable during any one calendar year. Options granted under the stock option plans generally expire 10 years from the date of grant.


               AGGREGATED OPTION EXERCISED IN THE LAST FISCAL YEAR
                            AND FY-END OPTION VALUES


                                                                                  Number of
                                                                                  Securities            Value of
                                                                                  Underlying          Unexercised
                                                                             Unexercised Options      In-the-Money
                                                                                  at FY-End             Options
                                      Shares Acquired           Value           Exercisable/        Unexercisable
               Name                     on Exercise          Realized($)        Unexercisable           ($)(1)
               ----                     -----------          -----------        -------------           ------
C. Jill Beresford............                0                    0                 163,224/0             0 / 0

(1) In-the-money options are those options for which the fair market value of the underlying Common Stock is greater than the exercise price of the option. On December 31, 1998, the fair market value of the Company's Common Stock underlying the options (as determined by the last sale price quoted on NASDAQ/OTC Bulletin Board) was $0.19. Since the exercise price of all of the options reflected in this table is greater than $0.19, the options held by this individual were not in-the-money and are, therefore, not included in this calculation.

401(k) RETIREMENT SAVINGS PLAN

         The Company provides an employee retirement savings plan under
Section 401(k) of the Internal Revenue Code which covers substantially all employees (the "Plan"). Under the terms of the Plan, employees may contribute a percentage of their salary, up to a maximum of 15%, which is then invested in one or more of several mutual funds selected by the employee. The Company matches 100% of the employee contribution up to a maximum of 2% of their salary.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

          In prior years, the Company entered into employment, non-competition, and confidentiality agreements with each of Mr. Caulfield, Ms. Beresford and Mr. Vaicunas. Base salaries for Mr. Caulfield, Ms. Beresford and Mr. Vaicunas were $320,000, $180,000 and $125,000 per annum, respectively, subject to periodic review by the Board of Directors. Each of these agreements expired on June 30, 1998. Ms. Beresford's employment agreement was renewed for an additional one year term. Her agreement provides for severance payments of 60 months base salary in the event her employment is terminated without cause and prohibits her from competing with the Company for a period of 24 months following termination of employment with the Company. In the event of a change of control in the Company, she has the option to terminate her employment and to receive additional severance compensation subject to the provisions of their employment agreements. The Company has also entered into non-competition and confidentiality agreements with certain other employees.

          In conjunction with the January 1999 Financing (as defined in Item 13 below), on January 27, 1999, the Company entered into an employment agreement with each of Ms. Beresford, Mr. Koehlinger, Dr. Nurse and Dr. Schulz (each a "Contracted Employee" or collectively, the "Contracted Employees"). Base salaries for Ms. Beresford, Mr. Koehlinger and Dr. Nurse are $125,000 each per annum. Dr. Schulz's base salary is $150,000 per annum. Mr. Koehlinger's, Dr. Nurse's and Dr. Schulz's employment terms are from January 27, 1999 to January 27, 2002 and after such terms, each individual's employment will revert to the status of employment at will and will thereafter be subject to termination by either party at any time and regardless of cause. Ms. Beresford's employment term begins on July 1, 1999 and terminates on June 30, 2000 and upon expiration of that term, the Company, at its option, may extend her employment term for an additional 18 months provided the Company gives Ms. Beresford proper notice.

          Under the terms of each Contracted Employee's employment agreement, each Contracted Employee is to receive options to purchase Common Stock during the term of each's respective agreement if the Company equals or exceeds certain financial performance goals. See "Compensation Committee - Board of Directors Compensation Committee Report on Executive Compensation - Bonus Plan" below for a description of the performance goals. Also, in consideration of the Contracted Employee entering into his or her employment agreement, the Company granted each Contracted Employee a warrant to purchase a certain number of shares of Common Stock. Such warrants are not exercisable until the Company's stockholders approve an amendment to the Company's Certificate of Incorporation increasing the number of shares of authorized Common Stock. Such warrants expire on January 27, 2009. Dr. Schulz was granted a warrant to purchase 2,188,000 shares of Common Stock at $0.04 per share. Dr. Nurse and Mr. Koehlinger were each granted a warrant to purchase 1,719,000 shares of Common Stock at $0.04 per share. Ms. Beresford was granted a warrant to purchase 937,000 shares of Common Stock at $0.04 per share. Each of the Contracted Employees has paid to the Company their respective amount due under these warrants. Messrs. Schulz, Koehlinger and Nurse and Ms. Beresford borrowed funds in the aggregate amount of $262,520 from DGJ necessary to exercise their warrants described above. In consideration for the loan from DGJ to these individuals, each Contracted Employee pledged the shares which will be issued upon exercise of the warrants. Dr. Schulz is also given as consideration for his employment costs related to an apartment and an automobile for the duration of his employment.

         On March 22, 1999, the Company entered into an employment agreement with Peter W. Blackett with a base salary of $125,000 per annum. The term of his employment agreement is three years, terminating on March 21, 2002. After the stated term in this agreement, Mr. Blackett's employment with the Company will revert to the status of employment at will and will thereafter be subject to termination by either party at any time regardless of cause. Under the terms of the agreement, Mr. Blackett will receive options to purchase Common Stock during the term of employment if the Company equals or exceeds certain performance goals. See "Compensation Committee Board of Directors Compensation Committee Report on Executive Compensation - Bonus Plan" below for a description of the performance goals. Mr. Blackett is also given as consideration for his employment reasonable and necessary expenses incurred in connection with the moving of his personal residence close to the Company's office.

CONSULTING AGREEMENT

         Also in connection with the January 1999 Financing, the Company entered into a consulting agreement with Mr. Hughes for a three year term ending on January 27, 2002. Mr. Hughes receives a consulting fee of $1,000 per week and will receive options to purchase Common Stock during the term of his agreement if the Company equals or exceeds certain financial performance goals. See "Compensation Committee - Board of Directors Compensation Committee Report on Executive Compensation - Bonus Plan" below for a description of the performance goals. Also, in consideration of Mr. Hughes executing the consulting agreement, the Company granted him a warrant to purchase 937,000 shares of Common Stock at $0.04 per share. Mr. Hughes has paid to the Company the full amount due under this warrant. Such warrant is not exercisable until the Company's stockholders approve an amendment to the Company's Certificate of Incorporation increasing the number of shares of authorized Common Stock. Mr. Hughes' warrant expires on January 27, 2009.

         Each of the employment agreements with the Contracted Employees and Mr. Blackett and the consulting agreement with Mr. Hughes contains a covenant not to compete provision and a confidentiality provision.

COMPENSATION OF DIRECTORS

         All outside Directors of the Company are paid $1,875 each per calendar quarter. No other Directors receive any compensation. In June 1992, David N. Laux, an outside Director, received options to purchase a total of 7,500 shares of Common Stock at a purchase price of $2.50 per share through June 9, 2002. In March 1996, Ivan J. Hughes, then considered an outside Director, received options to purchase a total of 7,500 shares of Common
Stock at a purchase price of $2.38 per share through June 9, 2003. In January 1998, Mr. Laux received options to purchase a total of 25,000 shares of Common Stock at a purchase price of $1.25 per share through December 31, 2003.

BOARD OF DIRECTORS, BOARD COMMITTEES AND MEETINGS

         The Board of Directors has established an Audit Committee, a Compensation Committee and an Executive Committee. The Board of Directors held three meetings during 1998. Each director attended at least 75% of all meetings of the Board of Directors and applicable Committees held during 1998.

EXECUTIVE COMMITTEE

         The Executive Committee is empowered to act with all authority granted to the Board of Directors between Board of Directors meetings, except with respect to those matters required by Delaware law or by the Company's By-laws to be subject to the power and authority of the Board of Directors as a whole. Messrs. Ivan J. Hughes, Hanspeter Schulz and Gary R. Edidin are the current members of the Executive Committee. The former Executive Committee did not meet during 1998.

AUDIT COMMITTEE

         The Board of Directors has established an Audit Committee whose current members are David N. Laux, an outside director, Gary R. Edidin and Allen S. Gerrard. The purpose of the Audit Committee is to: (i) review the Company's financial results and recommend the selection of the Company's independent auditors; (ii) review the effectiveness of the Company's accounting policies and practices, financial reporting and internal controls; and (iii) review the scope of independent audit coverage, the fees charged by the independent auditors, any transactions which may involve a potential conflict of interest, and internal control systems.

         The functions of the Audit Committee are to: (i) recommend annually to the Board of Directors the appointment of the independent public accountants of the Company; (ii) discuss and review the scope and the fees of the prospective annual audit and to review the results thereof with the Company's independent public accountants; (iii) review and approve non-audit services of the independent public accountants; (iv) review compliance with existing major accounting and financial policies of the Company; (v) review the adequacy of the financial organization of the Company; and (vi) review management's procedures and policies relative to the adequacy of the Company's internal accounting controls.

         During 1998, the former Audit Committee met one time and the new Audit Committee has met once in 1999 for the purposes of: (i) reviewing the arrangements and scope of the Company's annual audit; (ii) discussing the matters of concern to the Committee with regard to the Company's financial statements or other results of the audit; and (iii) reviewing the Company's internal accounting procedures and controls and the activities and recommendations of the Company's independent public accountants.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The Compensation Committee consists of David N. Laux, Gary R. Edidin and Allen S. Gerrard. None of the executive officers of the Company have served on the Board of Directors of any other entity that has had any of such entity's officers serve either on the Company's Board of Directors or Compensation Committee. However, Ivan J. Hughes, a Director of the Company, serves on the Compensation Committee of Duro Bag, a customer of the Company. See "Certain Relationships and Related Transactions" in Item 13 below.

COMPENSATION COMMITTEE

          Messrs. David N. Laux, Gary R. Edidin and Allen S. Gerrard serve on the Compensation Committee. The former Compensation Committee did not meet during 1998.

BOARD OF DIRECTORS COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee believes that the primary objectives of the Company's compensation policies are to attract and retain a management team that can effectively implement and execute the Company's strategic business plan. These compensation policies include: (i) an overall management compensation program that is competitive with management compensation programs at companies of similar size to attract, retain and motivate superior talent in the Company's industry; (ii) short-term bonus incentives for management to meet the Company's overall business strategy and profitability goals, including net income performance goals; (iii) promoting the Company's pay-for-performance philosophy; and (iv) long-term incentive compensation which will encourage management to continue to focus on stockholder return.

         It is the intention of the Compensation Committee to utilize a pay-for-performance compensation strategy that will facilitate the attainment of the Company's sales growth and profitability goals. Also, the Compensation Committee's goal is to use compensation policies to closely align the interests of the Company with the interests of stockholders so that the Company's management has incentives to achieve short-term performance goals while building long-term value for the Company's stockholders. The Compensation Committee will review its compensation policies from time to time to determine the reasonableness of the Company's compensation programs and to take into account factors which are unique to the Company.

         BONUS PLAN. To incentivize senior management of the Company, Ms. Beresford, Mr. Koehlinger, Dr. Nurse, Dr. Schulz, Mr. Blackett and Mr. Hughes will receive options to purchase Common Stock, at $0.04 per share, during the term of their respective employment or consulting agreements if the Company equals or exceeds certain financial performance goals in 1999, 2000 and 2001. If the Company's net earnings for the particular fiscal years plus amounts deducted in the computation thereof for: (a) interest expense; (b) Federal, state and local income taxes; (c) depreciation; (d) amortization of intangibles, as computed by the Company's accountants in accordance with generally accepted accounting principals, consistently applied; and (e) any expenses or other charges associated with the investment, loans, and equipment leases made by DGJ to the Company and all other charges ("EBITDA"), equals or exceeds one of the EBITDA performance goals as stated in the employment or consulting agreements, the Company will grant such individuals options to purchase a certain number of shares of Common Stock. The maximum number of options to purchase Common Stock, in the aggregate for all such individuals will not exceed 14,250,000 shares of Common Stock. These options are not exercisable until the Company's stockholders approve an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock. See "Employment Contracts, Termination of Employment and Change in Control Arrangements" section above for a description of these agreements.

         COMPENSATION FOR PRIOR CHIEF EXECUTIVE OFFICERS. Mr. Caulfield's and Ms. Beresford's compensation as Chief Executive Officer was based upon analysis by the predessor Compensation Committee of other comparable public companies' chief executive officers' compensation and each's efforts and success in the following areas: establishing strategic goals and objectives for the long-term growth of the Company; raising equity and debt capital needed to allow the Company to erase its working capital deficit and adequately capitalizing the Company to move forward; improving the Company's operating results; and establishing critical strategic partnerships with vendors and distribution channels.

         BASE SALARIES. Ms. Beresford's base salary will continue to be $180,000 per annum until June 30, 1999 and for her employment term from July 1, 1999 to June 30, 2000, her base salary will be $125,000 per annum. The current Compensation Committee believes that executive officer salaries reflect base salaries paid to senior officers of other companies of similar size.

         Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), generally disallows tax deductions to public companies for compensation over $1 million paid to a corporation's chief executive officer and the four other most highly compensated executive officers. Qualifying "performance-based" compensation will not be subject to the deduction limit if certain requirements are met. The Compensation Committee has discussed and considered and will continue to evaluate the potential impact Section 162(m) has on the Company in making compensation determinations, but has not established a set policy with respect to future compensation determinations.


CONCLUSION

         The current Compensation Committee believes that the newly-instituted executive compensation plan implemented as part of the January 1999 Financing is consistent with the overall corporate strategy for continued growth in sales, manufacturing and earnings and stockholder value.

                             COMPENSATION COMMITTEE

                                 Gary R. Edidin
                                  David N. Laux
                                Allen S. Gerrard

                                PERFORMANCE GRAPH

         The following graph compares the cumulative total stockholder return (assuming reinvestment of dividends) from investing $100 on December 31, 1993, and plotted at December 31, 1994, 1995, 1996, 1997 and 1998 in each of:
(i) the Company's Common Stock; (ii) The National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System Index of Companies; and (iii) Media General Industry Group representing Packaging and Container Companies, which consists of other companies in the packaging and containers manufacturing industry.

                COMPARISON FOR FIVE YEAR CUMULATIVE TOTAL RETURN


                                             1993          1994          1995         1996          1997         1998
                                             ----          ----          ----         ----          ----         ----
BPI Packaging Technologies, Inc.             $100        $62.26        $32.08       $28.77        $16.98       $10.85
NASDAQ Market Index                          $100       $104.99       $136.18      $169.23       $207.00      $291.96
Peer Companies Group                         $100       $101.48       $100.15      $108.45       $100.92       $87.00

                                 GRAPHIC OMITTED

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

FIVE-PERCENT BENEFICIAL OWNERS

         The following table sets forth the beneficial ownership of Common Stock and Series A Preferred Stock as of March 31, 1999 by persons who beneficially owned more than 5% of the Common Stock and Series A Preferred Stock or by persons who did not beneficially own more than 5% of the Common Stock and Series A Preferred Stock but who constituted members of a "group" within the meaning of
Section 13(d)(3) of the Exchange Act, beneficially owning more than 5% of the Common Stock and Series A Preferred Stock. Each of the persons listed below was a member of such a group by virtue of being a party to the Lockup Agreement (the "Lockup Agreement"), by and among Ms. Beresford, Mr. Hughes and DGJ, dated January 27, 1999, pursuant to which the parties agreed to vote their shares of stock as directed by DGJ on any matters presented to the Company's stockholders with respect to the Securities Purchase Agreement. Each of the persons listed below disclaims beneficial ownership in any shares beneficially owned by the others. The number of shares of Common Stock and Series A Preferred Stock beneficially owned by each person listed below is based on information contained in the Schedule 13D filed with the Commission on behalf of the listed persons. The percentage of shares of the Common Stock and Series A Preferred Stock each listed person is indicated as beneficially owning is based on 21,495,621 and 193,358 shares of Common Stock and Series A Preferred Stock, respectively, outstanding on March 31, 1999.


NAME AND ADDRESS                          NUMBER OF SHARES            PERCENTAGE OF COMMON STOCK
OF BENEFICIAL OWNER                      BENEFICIALLY OWNED                     (1)(2)
C. Jill Beresford(3)(5)                       1,624,249                          7.45%
  455 Somerset Avenue
  North Dighton, Massachusetts  07264

Ivan J. Hughes(4)(5)                             90,000                            *
  Davis and Oak Streets
  Ludlow, Kentucky  41016-0250

DGJ (6)                                      30,937,500                         58.79%
  600 Central Avenue, Suite 262
  Highland Park, Illinois  60036

*  Less than one percent.

(1) Pursuant to the rules of the Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. This table reflects the ownership of all shares of Common Stock and the Series A Convertible Preferred Stock voting as a single class, since each is entitled to one vote per share.

(2) Does not give effect to the issuance of: (i) up to 340,053 shares of Common Stock issuable upon conversion of Series A and Series B Convertible Preferred Stock; (ii) up to 180,372 shares issuable upon exercise of warrants issued to an individual and principals of the placement agent in the Company's private placements to overseas DGJs;
         (iii) up to 1,950,000 shares issuable upon exercise of options granted or available for grant under the Company's 1990, 1993 and 1996 stock option plans; (iv) up to 200,000 shares of Common Stock issuable upon the exercise of warrants issued to financial consultants of the Company, subject to adjustment; and (v) up to 5,500,000 shares of Common Stock issuable upon the exercise of options expiring January 27, 2009 issued to consultants of the Company, subject to adjustments.

(3) Includes: (i) 1,314,130 shares of Common Stock; (ii) 146,695 shares of Series B Convertible Preferred Stock; and (iii) 163,224 shares of Common Stock issuable upon the exercise of an option at a price of $2.50 per share through June 30, 2003.

(4) Includes 82,500 shares of Common Stock and 7,500 shares of Common Stock issuable upon exercise of an option at a purchase price of $2.38 per share through March 24, 2006.

(5) These individuals received warrants to purchase a certain number of shares Common Stock at $0.04 per share. These warrants expire on January 27, 2009 and are described above in Section "Board of Directors and Executive Officers - Employment Contracts, Termination of Employment and Change in Control Arrangements." These warrants are not exercisable until the Company's stockholders approve an amendment to the Company's Certificate of Incorporation increasing the number of shares of the Company's authorized Common Stock.

(6) Includes 30,937,500 shares of Common Stock issuable upon the exercise of a warrant at a price of $0.04 per share through January 27, 2009. However, DGJ has indicated that it has no current intention of exercising this warrant to purchase Common Stock. This amount does not include 1,629,930 shares of Series C Preferred Stock of the Company.

DIRECTORS, DESIGNATED DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the beneficial ownership of Common Stock or Series A Convertible Preferred Stock as of March 31, 1999 by: (i) directors and Designated Directors of the Company; (ii) executive officers of the Company; and (iii) directors, Designated Directors and executive officers of the Company as a group. The number of shares beneficially owned of Common Stock and Series A Convertible Preferred Stock listed below is based on information contained in a
Schedule 13D filed with the Commission on behalf of the named persons and on information provided to the Company by the named persons. The percentage of shares of the class each person is listed as beneficially owning is based upon 21,495,621 and 193,358 shares of Common Stock and Series A Convertible Preferred Stock outstanding, respectively, as of March 31, 1999. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.


NAME AND ADDRESS                                             NUMBER OF SHARES
OF BENEFICIAL OWNER                                         BENEFICIALLY OWNED           PERCENTAGE OF CLASS (1)(2)
-------------------                                         ------------------           --------------------------
Hanspeter Schulz, Ph.D.(3)(11)                                           0                            0%
Richard H. Nurse, Ph.D.(3)(11)                                       6,000                             *
C. Jill Beresford(3)(4)(6)(11)                                   1,627,249                         7.45%
James F. Koehlinger(3)(11)                                               0                            0%
Peter W. Blackett (3)                                                    0                            0%
Ivan J. Hughes(5)(6)(11)                                            90,000                             *
  Davis and Oak Streets
  Ludlow, Kentucky  41016-0250


NAME AND ADDRESS                                             NUMBER OF SHARES
OF BENEFICIAL OWNER                                         BENEFICIALLY OWNED           PERCENTAGE OF CLASS (1)(2)
-------------------                                         ------------------           --------------------------
David N. Laux(7)                                                    52,500                             *
  1700 N. Moore St, Suite 1703
  Arlington, Virginia  22209

Gary R. Edidin (8)                                              30,937,500                        58.79%
  Edidin & Associates
  600 Central Avenue
  Suite 262
  Highland Park, IL 60035

Allen S. Gerrard (9)                                            30,937,500                        58.79%
  Deere Park Capital Management
  40 Skokie Boulevard
  Suite 110
  Northbrook, IL 60062

Theodore L. Koenig (10) **                                               0                            0%
  55 East Monroe Street, Suite 4100
  Chicago, Illinois 60603

Bruce M. Fleisher **                                                     0                            0%
  2350 N. Lincoln Park West
  Chicago, Illinois 60614

All Officers and Directors                                      32,713,249                        54.52%
  as a Group (11 persons)(4)(5)(6)(7)

*    Less than one percent.
**   Designated Director.

(1) Pursuant to the rules of the Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. This table reflects the ownership of all shares of Common Stock and the Series A Convertible Preferred Stock voting as a single class, since each is entitled to one vote per share.

(2) Except as otherwise noted, does not give effect to the issuance of: (i) up to 340,053 shares of Common Stock issuable upon conversion of Series A and Series B Convertible Preferred Stock; (ii) up to 180,372 shares issuable upon exercise of warrants issued to an individual and principals of the placement agent in the Company's private placements to overseas DGJs; (iii) up to 1,950,000 shares issuable upon exercise of options granted or available for grant under the Company's 1990, 1993 and 1996 Stock Option Plans; (iv) up to 200,000 shares of Common Stock issuable upon the exercise of warrants issued to financial consultants of the Company, subject to adjustment; and (v) up to 5,500,000 shares of Common Stock issuable upon the exercise of options expiring January 27, 2009 issued to consultants of the Company, subject to adjustments.

(3) These individuals may be reached at the Company's headquarters located at 455 Somerset Avenue, North Dighton, Massachusetts 02764.

(4) Includes: (i) 1,314,130 shares of Common Stock; (ii) 146,695 shares of Series B Convertible Preferred Stock; and (iii) 163,224 shares of Common Stock issuable upon the exercise of an option at a price of $2.50 per share through June 30, 2003.

(5) Includes 82,500 shares of Common Stock and 7,500 shares of Common Stock issuable upon exercise of an option at a purchase price of $2.38 per share through March 24, 2006.

(6) Under the terms of the Lockup Agreement, agreed to vote as directed by DGJ with respect to any matters presented to the Company's stockholders with respect to the Agreement and agreed not to sell shares of Common Stock without the prior written consent of DGJ.

(7) Includes: (i) 20,000 shares of Common Stock; (ii) 7,500 shares of Common Stock issuable upon exercise of an option at a purchase price of $2.50 per share through June 9, 2002; and (iii) 25,000 shares of Common Stock issuable upon exercise of an option at a purchase price of $1.25 per share through December 31, 2003.

(8) A member of DGJ and also a member of the Board of Managers, Chairman, President and Chief Executive Officer of DGJ. Mr. Edidin holds no shares of the Company directly, but may deemed to beneficially own 30,937,500 shares of Common Stock beneficially owned by DGJ by virtue of his positions with DGJ. This amount does not include 1,629,930 shares of Series C Preferred Stock of the Company owned by DGJ. Mr. Edidin disclaims beneficial ownership of all such shares.

(9) A Director of Deere Park Capital Management, which is a member of DGJ. He is also a Member of the Board of Managers and Treasurer of DGJ. Mr. Gerrard holds no shares of the Company directly, but may deemed to beneficially own 30,937,500 shares of Common Stock beneficially owned by DGJ by virtue of his positions with DGJ. This amount does not include 1,629,930 shares of Series C Preferred Stock of the Company owned by DGJ. Mr. Gerrard disclaims beneficial ownership of such shares.

(10) A member of Monroe Investments, Inc., which is a member of Hilco BPI, L.L.C., which is a member of DGJ. He disclaims beneficial ownership of stock of the Company except to the extent of his membership interest in DGJ through such entities.

(11) These individuals acquired warrants to purchase a certain number of shares Common Stock at $0.04 per share. These warrants expire on January 27, 2009 and are described above in Section "Board of Directors and Executive Officers - Employment Contracts, Termination of Employment and Change in Control Arrangements." These warrants are not exercisable until the Company's stockholders approve an amendment to the Company's Certificate of Incorporation increasing the number of shares of the Company's authorized Common Stock.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Ivan J. Hughes, a Director of the Company, is the President of the Plastic's Division, and a Director and a member of the Executive and Compensation Committees of Duro Bag. In January, February and March, Duro Bag issued purchase orders for $192,000, $190,335 and $209,513 to the Company to purchase bags for Duro Bag customers. The Company expects similar monthly orders from Duro Bag throughout 1999.

         In November 1990, the Company established an officer's loan receivable to Dennis N. Caulfield, its Chairman for $132,197. The note was amended in April 1998 and the interest rate changed to 6% effective from November 1990 and is now payable on or before January 1, 2001. As the Company has suffered recurring net losses and operating cash flow deficiencies, a reserve of $586,978 established for this loan and additional loans the Company made to Mr. Caulfield as of December 31, 1997. In addition, the Company paid, on behalf of the former Chairman, approximately $36,000 of a $200,000 levy in exchange for an interest bearing note due on or before June 30, 1998, which has not yet been repaid.

         Effective February 26, 1994, Ronald Caulfield exchanged his 49,500 shares of common stock of RC America for 200,000 shares of the Company's Common Stock, pursuant to the terms of a Stock Exchange Agreement by and between the Company and Ronald Caulfield (the "Exchange Agreement"). The Exchange Agreement also provides for the issuance to Ronald Caulfield of up to an additional 100,000 shares of the Company's Common Stock over a five year period based on RC America attaining certain levels of pre-tax earnings. No shares of Common Stock were issued in 1998 or for the 10 month period ended December 31, 1997. As a result of RC America's earnings for Fiscal Year 1997 and Fiscal Year 1996, 2,649 and 2,550 shares, respectively, of the 100,000 shares of Common Stock were issued to Mr. Ronald Caulfield. The Exchange Agreement contains demand and piggy-back registration rights for the shares.

         On January 27, 1999, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with DGJ (the "January 1999 Financing"), whereby the Company agreed to issue and sell to DGJ, and DGJ agreed to purchase from the Company:

         1. a Promissory Note in the aggregate principal amount of $3,200,000 (the "Note");

         2. a Common Stock Purchase Warrant for the purchase of up to 80,000,000 shares of the Company's Common Stock, at an exercise price of $0.04 per share, exercisable until January 27, 2009; and

         3. 1,629,930 shares of Series C  Preferred Stock of the Company.

         In addition, certain members of the Company's management invested $300,000 in the Company's warrants. The Common Stock represented by the warrants cannot be issued until approval for an increase in the Company's authorized shares of Common Stock is obtained at the Annual Meeting. See "Employment Contracts, Termination of Employment and Change In Control" section above for a description of these warrants.

         The shares of the Series C Preferred Stock were purchased by DGJ for an aggregate purchase price of $100. Some of the rights and restrictions of Series C Preferred Stock include the following: (i) the holders of Series C Preferred Stock have no voting rights; provided, however, upon an Event of Default, as defined in the Securities Purchase Agreement, holders of the Series C Preferred Stock will be entitled to vote with the holders of the Common Stock as a single class on each matter submitted to a vote to the Company's stockholders, with each share of the Series C Preferred Stock having 30 votes per one vote of each share of Common Stock; (ii) if the Note has been retired in its entirety, the Company, at its option, may elect to redeem all or a portion of the outstanding Series C Preferred Stock, at an aggregated redemption price of $100 plus accrued interest at a rate of 6% per annum commencing on January 27, 1999; and (iii) the shares of the Series C Preferred Stock are not convertible into shares of Common Stock.

         Pursuant to a Factoring Agreement, dated January 27, 1999, between the Company and Franklin Capital Corporation ("Franklin"), a company related to DGJ, Franklin provides the Company with $2,000,000 of financing secured by the Company's accounts receivable and $1,000,000 secured by its inventory. The term for both the accounts receivable and inventory financing is six months, subject to automatic renewal unless the Company gives at least 90 days written notice of termination. The financing bears interest at the prime rate plus 5% on the outstanding balance on the inventory loan and the prime rate plus 2% on all accounts receivable submitted for financing. The Company may borrow up to 85% of its qualified accounts receivable and 33% of its qualified inventory.

         Pursuant to an Equipment Lease, dated January 27, 1999, the Company's equipment, capital and operating leases are now funded by a new equipment lease with DGJ. Current obligations of $3,800,000 and accrued lease obligations of $1,643,000 were retired and $1,679,000 of equipment previously under operating leases was added to the property and equipment accounts. The new lease carries no debt reduction obligation and is treated as long-term debt. The combined monthly payments under the retired leases were reduced from approximately $305,000 per month to $102,000 per month under the new lease agreement.

         Four of the Company's directors are either related to DGJ or have been designated by DGJ. Gary R. Edidin and Allen S. Gerrard were appointed to the Board of Directors in January 1999. On April 30, 1999, the Company will appoint Bruce M. Fleisher and Theodore L. Koenig as Class III directors. Mr. Koenig is a partner with the Chicago-based law firm of Holleb & Coff, which is now providing legal services to the Company.

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

                                    BPI PACKAGING TECHNOLOGIES, INC.

Date:  April 26, 1999

                                    By:    /s/ Hanspeter Schulz
                                        --------------------------------------
                                           Hanspeter Schulz, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                                  Title                                                    Date
---------                                  -----                                                    ----


/s/ Hanspeter Schulz                       President and Director                              April 26, 1999
--------------------


/s/ Ivan J. Hughes                         Chairman of the Board of Directors                  April 26, 1999
------------------


/s/ Richard H. Nurse                       Vice President of Manufacturing                     April 26, 1999
--------------------


/s/ C. Jill Beresford                      Vice President of Marketing                         April 26, 1999
---------------------


/s/ James F. Koehlinger                    Chief Financial Officer,                            April 26, 1999
-----------------------                    Principal Accounting Officer and
                                           Treasurer


/s/ David N. Laux                          Director                                            April 26, 1999
-----------------


/s/ Gary R. Edidin                         Director                                            April 26, 1999
------------------


/s/ Allen S. Gerrard                       Director                                            April 26, 1999
--------------------

                        BPI PACKAGING TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE FOLLOWING IS AMENDED AND RESTATED CONSOLIDATED FINANCIAL STATEMENTS FOOTNOTE NO. 2 FOR THE YEAR ENDED DECEMBER 31, 1998 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 1999.

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

                        BPI PACKAGING TECHNOLOGIES, INC.

                             Pro Forma Balance Sheet


                                                                            As audited                Pro Forma
                                                                        December 31, 1998         December 31, 1998
                                                                        -----------------         -----------------
Current assets
Cash                                                                     $        73,116           $     977,216
Accounts receivable, net                                                         882,389                 882,389
Inventories, net                                                                 717,413                 717,413
Prepaid expenses                                                                  51,420                  51,420
                                                                         ---------------           -------------

         Total current assets                                                  1,724,338               2,628,438
                                                                         ---------------           -------------

Property and equipment, net                                                   15,290,305              16,969,278
                                                                         ---------------           -------------

Deposits - leases and equipment purchases                                        149,851                  73,911
Loans to officers, net                                                             6,072                   6,072
Other assets, net                                                                581,399               1,219,703
                                                                         ---------------           -------------
                                                                                 737,322               1,299,686
                                                                         ---------------           -------------
                                                                         $    17,751,965           $  20,897,402
                                                                         ---------------           -------------
                                                                         ---------------           -------------
Current liabilities

Note payable                                                             $       814,311           $   1,064,311
Trade notes payable                                                              584,433                --
Capital lease obligations due within one year                                  3,800,286                --
Accounts payable                                                               6,597,223               1,874,000
Accrued expenses                                                               2,676,239               1,032,862
                                                                         ---------------           -------------

         Total current liabilities                                            14,472,492               3,971,173
                                                                         ---------------           -------------

Capital lease obligations - long-term portion                                   --                     6,800,000
                                                                         ---------------           -------------

Long-term debt - Accounts Payable                                               --                     1,425,540
                                                                         ---------------           -------------

Notes payable                                                                   --                     2,720,000
                                                                         ---------------           -------------

Stockholders' equity

Subscribed stock                                                                --                       300,000
Series B convertible preferred stock, $.01 par value                           1,466,954               1,466,954
Series A convertible preferred stock, $.01 par value                             674,032                 674,032
Series C redeemable preferred stock, $.01 par value                             --                           100
Common stock, $.01 par value; shares authorized  -- 60,000,000                   214,956                 214,956

Capital in excess of par value                                                44,912,833              45,392,733
Accumulated deficit                                                          (43,989,302)            (42,068,086)
                                                                         ----------------          --------------
                                                                               3,279,473               5,980,689
                                                                         ---------------           -------------
                                                                         $    17,751,965           $  20,897,402
                                                                         ---------------           -------------
                                                                         ---------------           -------------
