Form 10-Q
period 1999-03-31
BPI PACKAGING TECHNOLOGIES INC
filed 1999-05-17
CIK 866751

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

        FOR QUARTERLY PERIOD ENDED             COMMISSION FILE NUMBER
              MARCH 31, 1999                           1-10648

                        BPI PACKAGING TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                       04-2997486
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exhange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the bid and ask prices of the Common Stock and Series A Convertible Preferred Stock as reported by the OTC Bulletin Board on May 7 , 1999 was approximately $3,439,299 for the Common Stock and $212,258 for the Series A Convertible Preferred Stock. As of May 7, 1999, 21,495,621 shares of Common Stock, $.01 par value per share, were outstanding and 212,258 shares of Series A Convertible Preferred Stock, $.01 par value per share, were outstanding.

                        BPI PACKAGING TECHNOLOGIES, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------


Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1999
              and December 31, 1998....................................    1

         Consolidated  Statement of Operations - Three Month
              periods ended March 31, 1999 and March 31, 1998..........    3

         Consolidated Statement of Cash Flows - Three Month
              periods ended  March 31, 1999 and March 31, 1998.........    4

         Notes to Consolidated Financial Statements ...................    5

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations .....................   10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....   14


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................   15

Item 2.  Changes in Securities.........................................   15

Item 3.  Default Upon Senior Securities................................   15

Item 4.  Submission of Matters to a Vote of Security Holders...........   15

Item 5.  Other Information.............................................   15

Item 6.  Exhibits and Reports on Form 8-K..............................   15

SIGNATURES.............................................................   16



                                       i.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                        BPI PACKAGING TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS



                                                          MARCH 31,     DECEMBER 31,
                                                             1999           1998
                                                         -----------    -----------
                                                           (UNAUDITED)
Current assets
       Cash                                              $   185,493    $    73,116
       Accounts receivable, net                            1,263,385        882,389
       Inventories                                         1,165,221        717,413
       Prepaid expenses and other current assets, net         79,708         51,420
                                                         -----------    -----------
            Total current assets                           2,693,807      1,724,338
                                                         -----------    -----------

Property and equipment, net                               16,731,059     15,290,305
                                                         -----------    -----------

Deposits - leases and equipment purchases                     73,911        149,851
Loans to officers, net                                         6,249          6,072
Other assets                                               1,511,818        581,399
                                                         -----------    -----------
                                                           1,591,978        737,322
                                                         -----------    -----------

                                                         $21,016,844    $17,751,965
                                                         -----------    -----------
                                                         -----------    -----------


                   The accompanying notes are an integral part of these consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            MARCH 31,      DECEMBER 31,
                                                                              1999             1998
                                                                          ------------     ------------
                                                                           (UNAUDITED)
Current liabilities
       Note payable                                                       $  1,300,540     $    814,311
       Trade notes payable                                                      --              584,433
       Capital lease obligations due within one year                            --            3,800,286
       Accounts payable                                                      2,180,158        6,597,223
       Accrued expenses                                                      1,123,176        2,676,239
                                                                          ------------     ------------
            Total current liabilities                                        4,603,874       14,472,492
                                                                          ------------     ------------

Long - term liabilities
       Capitalized lease obligations                                         7,018,665           --
       Subordinated debt                                                     2,720,000           --
       Accounts payable long term                                            1,339,036           --
                                                                          ------------     ------------
            Total long - term liabilities                                   11,077,701           --

Stockholders' Equity
       Series B convertible preferred stock, $.01 par value                  1,466,954        1,466,954
       Series A convertible preferred stock, $.01 par value                    674,032          674,032
       Series C redeemable preferred stock, $.01 par value                         100           --
       Common stock, $.01 par value; shares authorized -
         60,000,000; shares issued and outstanding - 21,495,621 at
         March 31, 1999 and at December 31, 1998                               214,956          214,956
       Subscribed stock                                                        300,000           --
       Capital in excess of par value                                       45,392,733       44,912,833
       Accumulated deficit                                                 (42,713,506)     (43,989,302)
                                                                          ------------     ------------
                                                                             5,335,269        3,279,473
                                                                          ------------     ------------
                                                                          $ 21,016,844     $ 17,751,965
                                                                          ------------     ------------
                                                                          ------------     ------------


                   The accompanying notes are an integral part of these consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                           -------THREE MONTHS ENDED----
                                                             MARCH 31,        MARCH 31,
                                                               1999             1998
                                                           ------------     ------------
                                                                    (UNAUDITED)

Net sales                                                  $  3,340,984     $  2,232,897
Cost of goods sold                                            2,656,164        2,233,039
                                                           ------------     ------------
  Gross profit ( loss )                                         684,820             (142)

Operating expenses:
  Selling, general and administrative                           885,026        1,095,071
                                                           ------------     ------------
   (Loss) income from operations                               (200,206)      (1,095,213)

Other (expense) income:
  Interest / other expense                                     (271,772)        (144,935)
  Interest / other income                                        16,012           17,355
                                                           ------------     ------------
Net loss before extraordinary income                           (455,966)      (1,222,793)

Extraordinary income - gain on debt restructuring             1,731,762            --
                                                           ------------     ------------
Net income/(loss) after extraordinary income               $  1,275,796     $ (1,222,793)
                                                           ------------     ------------
                                                           ------------     ------------
Earnings (loss) per share before extraordinary income:
Basic and diluted net earnings (loss) per share            $      (0.02)    $      (0.06)

Shares used in computing basic and diluted net earnings
     (loss) per share                                        21,495,621       19,839,052

Earnings (loss) per share after extraordinary income:
Basic and diluted net earnings (loss) per share            $       0.06     $      (0.06)

Shares used in computing basic and diluted net earnings
     (loss) per share                                        21,495,621       19,839,052


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                           ----THREE MONTHS ENDED ----
                                                                            MARCH 31,       MARCH 31,
                                                                               1999           1998
                                                                           -----------     -----------
                                                                                   (UNAUDITED)
Cash flows from operating activities:
  Net profit (loss)                                                        $ 1,275,796     $(1,222,793)
                                                                           -----------     -----------
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
      Depreciation and amortization                                            700,581         637,177
      Inventory reserve                                                           --          (215,000)
      Warrants granted for lease extension                                        --           120,200
      (Increase) in accounts receivable - trade                               (380,996)        (42,346)
      (Increase) decrease in inventories                                      (447,808)        692,572
      (Increase) decrease in prepaid expenses and other current assets         (28,288)          3,433
      Decrease in other assets, net                                               --            88,636
      Increase (decrease) in accounts payable                               (1,932,508)         45,923
      Increase (decrease) in other accrued expenses                             90,314         (16,591)
                                                                           -----------     -----------
        Total adjustments                                                   (1,998,705)      1,314,004
                                                                           -----------     -----------
          Net cash (used in) provided by operating activities                 (722,909)         91,211
                                                                           -----------     -----------
Cash flows from investing activities:
    Additions to property and equipment                                       (431,153)           --
    Deposits related to equipment refinancing                                   75,940            --
    Additions to property and equipment debt refinancing                    (1,678,973)           --
    (Increase) in advance to officers                                             (177)           (157)
    Decrease in other assets, net                                              246,696            --
                                                                           -----------     -----------
          Net cash (used in) provided by investing activities               (1,787,667)           (157)
                                                                           -----------     -----------
Cash flows from financing activities:
    Net increase (payments) under note payable - bank                          486,229        (821,687)
    Refinancing costs                                                       (1,208,324)           --
    Refinance of capital and operating leases                               (5,443,663)           --
    Refinancing of debt gain on reduction of accounts payable               (1,730,054)           --
    Refinanced capital lease obligation                                      7,018,665            --
    Subordinated debt addition                                               3,200,000            --
    Subscribed stock                                                           300,000            --
    Net proceeds from sales of stock and exercise of warrants                      100         756,900
                                                                           -----------     -----------
          Net cash (used in) provided by financing activities                2,622,953         (64,787)
                                                                           -----------     -----------
Net increase in cash                                                           112,377          26,267
Cash at beginning of period                                                     73,116         125,220
                                                                           -----------     -----------
Cash at end of period                                                      $   185,493     $   151,487
                                                                           -----------     -----------
                                                                           -----------     -----------



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

     In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     For further information, refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K and Amendment No. 1 to the Annual Report on Form 10-K/A for BPI Packaging Technologies, Inc. (the "Company") for the year ended December 31, 1998 and the Form 8-K filed on February 11, 1999 related to the financial restructuring of the Company.

NOTE 2:   FINANCIAL RESTRUCTURING

     On January 27, 1999, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with an investor, DGJ, L.L.C., a Delaware limited liability company, ("DGJ") whereby the Company agreed to issue and sell to DGJ, and DGJ agreed to purchase from the Company the following:

     1.   a Promissory Note in the aggregate principal amount of $3,200,000;

     2. a Common Stock Purchase Warrant for the purchase of up to 80,000,000 shares of the Company's common stock, $.01 par value per share (the "Common Stock"), at an exercise price of $0.04 per share, exercisable until January 27, 2009; and

     3.   1,629,930 shares of Series C Preferred Stock of the Company for $100.

     The $3,200,000 subordinated note has terms of payment due February 1, 2004 or earlier if the Company enters into a merger agreement, into a public offering in excess of $10,000,000, defaults on the payment of interest or sells 50% or more of its shares in the Company to a stockholder not previously an investor in the Company. The note has an interest rate of 6% per annum payable monthly in arrears. The note is secured by all assets of the Company.

     In addition, Company management invested $300,000 in warrant exercises that appear as subscribed stock on the Company's financial statements. The Common Stock represented by the warrants cannot be issued until approval for an increase in the authorized number of shares of Common Stock is obtained at the next annual meeting of stockholders.

     A factoring agreement with a company related to DGJ provides the Company with $2,000,000 of financing secured by the Company's accounts receivable and $1,000,000 secured by its inventory. The term for both accounts receivable and inventory financing is six months, subject to automatic renewal unless the Company gives at least 90 days written notice of termination. Written notice of termination regarding this factoring agreement was given by the Company on March 30, 1999. The financing bears interest at the prime rate plus 5% on the outstanding balance on the inventory loan and the prime rate plus 2% on all accounts receivable submitted for financing. The Company may borrow up to 85% of its qualified accounts receivable and 33% of its qualified inventory.

     In conjunction with the refinancing, the Company entered into agreements with most of its unsecured creditors that provided for a discounted payment in February 1999 or a non-interest bearing agreement to pay the entire balance over a three-year period. The unsecured creditor agreements, together with the financing referred to above, allowed the Company to restructure trade notes payable of $584,000 and accounts payable of $6,597,000, or a total of $7,181,000, compared to $1,874,000 of current accounts payable and $1,426,000 of long-term debt, or a total of $3,300,000 after refinancing.

     The Company's equipment, capital and operating leases were funded by a new equipment lease with DGJ. Current obligations of $3,800,000 and accrued lease obligations of $1,643,000 were retired and $1,679,000 of equipment previously under operating leases were added to the property and equipment accounts. The new lease carries no debt reduction obligation and is treated as long-term debt. The combined monthly payments under the retired leases were reduced from approximately $305,000 per month to $102,000 per month under the new lease agreement. The Company was in arrears on one monthly lease payment as of March 31, 1999.

     The note payable, warrants and Series C Preferred Stock purchased by DGJ for $3,200,200 were valued at the discounted fair market value at an assumed rate of 14%. Of the $3,200,200, $480,000 has been recorded as additional capital in excess of par value related to the warrants. The Series C Preferred Stock is determined to have no value separate from the warrants. The Series C Preferred Stock is not convertible and has no preference in liquidation, although, it has a voting preference. This financial restructuring will be deemed a related party transaction (Note 9).

     Accounts payable long term consists of amounts due to vendors who selected a 36 month payment plan as part of the Company's financial restructuring. The payment plan current portion is included in current liabilities.

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

     For the periods ended March 31, 1999 and 1998, the Company had recorded a net loss before extraordinary income. Therefore, basic and diluted earnings per share are the same due to the anti-dilutive effect of potential common shares outstanding. Anti-dilutive potential common shares excluded from the computation include common shares issuable upon the exercise of stock options, common shares issuable upon the conversion of redeemable convertible preferred stock or upon the exercise of warrants.

NOTE 4:   ACCOUNTS RECEIVABLE-TRADE

     Accounts receivable-trade consists of the following:


                                      March 31,        December 31,
                                        1999               1998
                                     -----------       -----------
Accounts receivable-trade            $ 1,442,938       $ 1,066,841
Allowance for doubtful accounts         (104,553)         (109,452)
Allowance for credits                    (75,000)          (75,000)
                                     -----------       -----------
                                     $ 1,263,385       $   882,389
                                     -----------       -----------
                                     -----------       -----------



NOTE 5:   INVENTORIES

     Inventories consist of the following:


                                      March 31,     December 31,
                                        1999            1998
                                     ----------     ------------
Raw materials                        $  329,156      $  296,427
Finished goods                          836,065         420,986
                                     ----------      ----------
                                     $1,165,221      $  717,413
                                     ----------      ----------
                                     ----------      ----------



NOTE 6:   PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost, which includes costs of assets constructed or purchased, related delivery and installation costs and interest incurred on significant capital projects during their construction and installation periods. Property under capital leases is recorded at the lower of the present value of future minimum rental payments or the fair value of the property at the beginning of the lease term. Maintenance and repairs that do not extend the useful life of the asset or improve capacity are charged to expense when incurred. Machinery and equipment are depreciated using the straight-line method over a period of eleven years. Leasehold improvements consist of costs relating to buildings and equipment under lease and are amortized using the straight-line method over the shorter of the life of the asset or the remaining life of the lease.

     The carrying value of property and equipment is periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

NOTE 7:   NOTE PAYABLE

     At December 31, 1998, the Company had a $2,000,000 revolving line of credit secured by accounts receivable. Borrowings under the line of credit were subject to 70% of qualifying accounts receivable, less the aggregate amount utilized under all commercial and standby letters of credit and bank acceptances. The line of credit bore interest at prime plus 6% (14.5% at December 31, 1998). In addition, the Company paid 2% interest on all new invoices submitted for financing. The credit line was for one year and subject to renewal annually. At December 31, 1998, the balance under the line of credit was $814,311, which was the maximum available based on the qualifying accounts receivable. Subsequent to December 31, 1998, the Company repaid this note payable in full in connection with its financial restructuring (Note 2).

     On January 27, 1999, the Company entered into a factoring agreement, which provides the Company with up to $2,000,000 of financing secured by the Company's accounts receivables and $1,000,000 secured by its inventory. At March 31, 1999, the balance under this agreement was $1,300,540 (Note 2).

NOTE 8: CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999

                        BPI PACKAGING TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999


                                      SERIES B CONVERTIBLE   SERIES A CONVERTIBLE    SERIES C REDEEMABLE
                                        PREFERRED STOCK         PREFERRED STOCK        PREFERRED STOCK         COMMON STOCK
                                      SHARES       AMOUNT      SHARES     AMOUNT      SHARES      AMOUNT     SHARES      AMOUNT
                                      ------       ------      ------     ------      ------      ------     ------      ------
Balance at December 31, 1998          146,695   $ 1,466,954   212,258   $ 674,032           0   $     0   21,495,621   $ 214,956
  Subscribed stock
  Net income for the three months
   ending March 31, 1999
  Ascribed value of Series C
   Redeemable Preferred Stock
   under refinancing of 1/27/99
  Issuance of stock during
   financial restructuring                                                          1,629,930   $   100

Balance at March 31, 1999             146,695   $ 1,466,954   212,258   $ 674,032   1,629,930   $   100   21,495,621   $ 214,956



                                                               CAPITAL IN
                                         SUBSCRIBED STOCK       EXCESS OF     ACCUMULATED
                                        SHARES      AMOUNT      PAR VALUE       DEFICIT         TOTAL
                                        ------      ------      ---------       -------         -----

Balance at December 31, 1998                  0   $       0   $ 44,912,833   ($43,989,302)   $ 3,279,473
  Subscribed stock                    7,500,000   $ 300,000                                  $   300,000
  Net income for the three months
   ending March 31, 1999                                                      $ 1,275,796    $ 1,275,796
  Ascribed value of Series C
   Redeemable Preferred Stock
   under refinancing of 1/27/99                               $    480,000                   $   480,000
  Issuance of stock during
   financial restructuring                                           ($100)                  $         0

Balance at March 31, 1999             7,500,000   $ 300,000   $ 45,392,733   ($42,713,506)   $ 5,335,269


NOTE 9:   RELATED PARTY TRANSACTIONS

     Ivan J. Hughes, a director of the Company, is the President of the Plastic's Division, and a Director and a member of the Executive and Compensation Committees of Duro Bag Manufacturing, Inc. ("Duro Bag"). In January, February and March, Duro Bag issued purchase orders for $192,000, $190,335 and $209,513 to the Company to purchase bags for Duro Bag customers. The Company expects similar monthly orders from Duro Bag throughout 1999. These orders represent 18% of sales during the first quarter period ended March 31, 1999.

     In November 1990, the Company established an officer's loan receivable to Dennis N. Caulfield, its Chairman for $132,197. The note was amended in April 1998 and the interest rate changed to 6% effective from November 1990 and is now payable on or before January 1, 2001. As the Company has suffered recurring net losses and operating cash flow deficiencies, a reserve of $586,978 was established as of December 31, 1997 for this loan and additional loans the Company made to Mr. Caulfield. In addition, the Company paid, on behalf of the former Chairman, approximately $36,000 of a $200,000 levy in exchange for an interest bearing note due on or before June 30, 1998, which has not yet been repaid and was reserved as of March 31, 1999.

     Effective February 26, 1994, Ronald Caulfield exchanged his 49,500 shares of common stock of RC America for 200,000 shares of the Company's Common Stock, pursuant to the terms of a Stock Exchange Agreement by and between the Company and Ronald Caulfield (the "Exchange Agreement"). The Exchange Agreement also provides for the issuance to Ronald Caulfield of up to an additional 100,000 shares of the Company's Common Stock over a five year period based on RC America attaining certain levels of pre-tax earnings. No shares of Common Stock were issued in 1998 or for the 10 month period ended December 31, 1997. As a result of RC America's earnings for the fiscal years ending February 28, 1997 and February 23, 1996, 2,649 and 2,550 shares, respectively, of the 100,000 shares of Common Stock were issued to Mr. Ronald Caulfield. The Exchange Agreement contains demand and piggy-back registration rights for the shares.

     Four of the Company's directors, Gary R. Edidin, Allen S. Gerrard, Theodore
L. Koenig and Bruce M. Fleisher, are either related to DGJ or have been designated by DGJ. The financial restructuring described in Note 2 and all other transactions between the Company and DGJ will be deemed to be related party transactions due to the relationships of these directors with DGJ. Also, Mr. Koenig is a partner with the Chicago-based law firm of Holleb & Coff, which is now providing legal services to the Company.

     In February 1999, the Company borrowed approximately $219,000 from DGJ to purchase additional pieces of equipment. This loan bears interest at a rate of 18% per annum and matures in September 1999.

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

RESULTS OF OPERATIONS

     FIRST QUARTER OF 1999 COMPARED TO THE FIRST QUARTER OF 1998

     For the first quarter ended March 31, 1999, the Company had sales of $3,340,984 compared to sales of $2,232,897 for the first quarter ended March 31, 1998.

     Sales of the Company's proprietary bag products (FRESH-SAC-Registered Trademark-) T-shirt sack produce bag and HANDI-SAC-TM-) and film products were $2,367,295 in the first quarter of 1999, compared to sales of $1,989,170 in the first quarter of 1998, an increase of 19%. Sales of traditional plastic carry-out bags were $973,689 in the first quarter of 1999, compared to sales of $243,727 in the first quarter of 1998, an increase of 299%.

     In the first quarter of 1999, cost of goods sold was $2,656,164 or 79.5% of sales, compared to $2,233,039, or 100% of sales, in the first quarter of 1998. The decrease in cost of goods sold as a percentage of sales is due to a decrease in fixed costs, increased sales volume and a reduction in variable costs as a percentage of sales. Cost of goods sold would have been approximately $75,000 greater in the first quarter of 1999 and 1998 had the Company not recorded a write-down of plant and equipment during the fiscal year ended February 28, 1997.

     Selling, general and administrative expense for the first quarter of 1999 was $885,026, or 26.5% of sales, compared to $1,095,071, or 49.1% of sales, in the first quarter of 1998. The decrease in selling, general and administrative expense, as a percentage of sales, is due to the reduction of fixed expenses, offset by an increase in variable expenses, which resulted from an increase in sales volume.

     For the first quarter of 1999, interest expense was $271,772, compared to $144,935 for the first quarter of 1998. The increase in interest expense is due to the conversion of operating leases to capital leases as a result of the financial restructuring in January 1999, described below.

     The net loss before extraordinary income was $455,966 in the first quarter of 1999 compared to a net loss of $1,222,793 in the first quarter of 1998. The decrease in the loss before extraordinary income was due to a decrease in fixed expenses and an increase in sales volume.

     Extraordinary income of $1,731,762 in the first quarter of 1999 was the result of the financial restructuring in January 1999 and the resulting discounts from settlements with unsecured creditors. No extraordinary income was reported for the first quarter of 1998.

     Net income after extraordinary income was $1,275,796 for the first quarter of 1999, compared with a loss of $1,222,793 in the first quarter of 1998. The change from net loss to net income was caused by a decrease in fixed expenses, an increase in sales volume and the financial restructuring during the first quarter of 1999. Net income after extraordinary income during the first quarter of 1999 would have been approximately $75,000 lower and the loss for 1998 higher had the Company not recorded a write-down of plant and equipment during the fiscal year ended February 28, 1997.

     The Company had basic and diluted net earnings of $0.06 per share in the first quarter of 1999 compared to a loss of $0.06 per share in first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Since its initial public offering in October 1990, the Company has generated funds to finance its activities through both public sales and private placements of its securities, as well as bank loans, equipment lease financing and cash from operations.

     SALES OF SECURITIES

     The Company received net proceeds from the privately placed sale of Common Stock from January 1, 1998 to June 30, 1998 of $1,282,951. The proceeds were used for general corporate purposes.

     No Common Stock was issued by the Company from January 1, 1999 through March 31, 1999. In connection with the financial restructuring of the Company in January 1999, 1,629,930 shares of Series C Preferred Stock were issued to DGJ, L.L.C. ("DGJ") for $100. Also, in connection with the January financial restructuring, the Company reserved 30,937,500 shares of authorized but unissued shares of Common Stock to meet its requirements under the financing terms of such restructuring.

     EQUIPMENT AND LEASE FINANCING

     Pursuant to the Securities Purchase Agreement between the Company and DGJ dated January 27, 1999 (the "Purchase Agreement"), the Company entered into a ten year Equipment Lease with DGJ (the "Equipment Lease"), whereby the Company agreed to lease certain equipment for $1,224,000 (interest only at 18%) per year, payable in equal monthly installments. The Equipment Lease replaced existing equipment leases, which have been terminated, in which the Company was in default or which were subject to judgments due to past due payments owed by the Company.

     In February 1999, the Company borrowed approximately $219,000 from DGJ to purchase additional pieces of equipment. This loan bears interest at a rate of 18% per annum and has the same maturity as the Equipment Lease (see Financial Restructuring, below).

     LIQUIDITY

     The Company's cash flow was enhanced by $700,581 from depreciation and amortization non-cash charges in the first quarter of 1999. Inventory and accounts receivable increased by a total of $828,804 during the first quarter of 1999. The current asset ratio was 0.59:1 at March 31, 1999 and 0.12:1 at December 31, 1998. The debt to equity ratio was 2.9:1 at March 31, 1999 and 4.4:1 at December 31, 1998.

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

     A patent infringement suit settlement of $512,648, including legal defense costs, was recorded during the fiscal year ended February 28, 1997.

FINANCIAL RESTRUCTURING

     On January 27, 1999, the Company entered into the Purchase Agreement, whereby the Company agreed to issue and sell to DGJ, and DGJ agreed to purchase from the Company the following:

     1.   a Promissory Note in the aggregate principal amount of $3,200,000;

     2. a Common Stock Purchase Warrant for the purchase of up to 80,000,000 shares of the Company's common stock, $.01 par value per share (the "Common Stock"), at an exercise price of $0.04 per share, exercisable until January 27, 2009; and

     3.   1,629,930 shares of Series C Preferred Stock of the Company for $100.

     The $3,200,000 subordinated note with a term of payment due February 1, 2004 or earlier if the Company enters into a merger agreement, into a public offering in excess of $10,000,000, defaults on the payment of interest or sells 50% or more of its shares in the Company to a stockholder not previously an investor in the Company. The note has an interest rate of 6% per annum payable monthly in arrears. The note is secured by all assets of the Company.

     In addition, Company management invested $300,000 in warrant exercises that appear as subscribed stock on the Company's financial statements. The Common Stock represented by the warrants cannot be issued until approval for an increase in the authorized number of shares of Common Stock is obtained at the next annual meeting of stockholders.

     A factoring agreement with a company related to DGJ provides the Company with $2,000,000 of financing secured by the Company's accounts receivable and $1,000,000 secured by its inventory. The term for both accounts receivable and inventory financing is six months, subject to automatic renewal unless the Company gives at least 90 days written notice of termination. Written notice of termination regarding this factoring agreement was given by the Company on March 30, 1999. The financing bears interest at the prime rate plus 5% on the outstanding balance on the inventory loan and the prime rate plus 2% on all accounts receivable submitted for financing. The Company may borrow up to 85% of its qualified accounts receivable and 33% of its qualified inventory.

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

     The Company's equipment, capital and operating leases were funded by a new equipment lease with DGJ. Current obligations of $3,800,000 and accrued lease obligations of $1,643,000 were retired and $1,679,000 of equipment previously under operating leases were added to the property and equipment accounts. The new lease carries no debt reduction obligation and is treated as long-term debt. The combined monthly payments under the retired leases were reduced from approximately $305,000 per month to $102,000 per month under the new lease agreement. The Company was in arrears on one monthly lease payment as of March 31, 1999.

     The note payable, warrants and Series C Preferred Stock purchased by DGJ for $3,200,200 were valued at the discounted fair market value at an assumed rate of 14%. Of the $3,200,200, $480,000 has been recorded as additional capital in excess of par value related to the warrants. The Series C Preferred Stock is determined to have no value separate from the warrants. The Series C Preferred Stock is not convertible and has no preference in liquidation, although, it has a voting preference.This financial restructuring will be deemed a related party transaction.

     Accounts payable long term consists of amounts due to vendors who selected a 36 month payment plan as part of the Company's financial restructuring. The payment plan current portion is included in current liabilities.

IMPACT OF INFLATION

     Inflation during the first quarter of 1999 did not have any impact on operating results nor did it have any impact on the last three fiscal periods.

YEAR 2000

     The Company implemented a Year 2000 compliance project in June 1998, which addresses the internal risk, requirements and budgets for becoming Year 2000 compliant. The Company has completed an inventory of all of its internal operations and currently is addressing Year 2000 compliance from its suppliers and other constituents. During the first quarter of 1999, the Company spent $25,000 in connection with Year 2000 compliance.

     As a result of the Year 2000 compliance project, the Company is upgrading its financial and accounting system at an investment of approximately $25,000, and has funded the upgrade out of working capital. The finance and accounting system upgrade is currently in process and is expected to be completed by July 31, 1999. In manufacturing, the Company has completed approximately 65% of the review process. The Company has not found, and does not presently expect to find, any case in which the failure of a piece of operating equipment to be Year 2000 compliant would materially affect the operation of such equipment. The Company does not expect that the cost of making any operating equipment Year 2000 compliant to be material.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not required by the Company at this time.

PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

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

     A notice of potential claim has been sent by a group of investors to both the Company and its insurance carrier alleging that the Company's former management made misrepresentations concerning registration rights attendant to the securities purchased by them pursuant to Regulation D of the Securities Act of 1933, as amended. The Company believes that any settlement in connection with this potential claim will not have a material effect on its operations.

ITEM 2.   CHANGES IN SECURITIES                                  None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                        None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    None

ITEM 5.   OTHER INFORMATION                                      None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     b) The Company filed the following reports on Form 8-K during the three month period ended March 31, 1999:

          (1) Report on Form 8-K, dated January 27, 1999, to report the financial restructuring of the Company.

          (2) Report on Form 8-K, dated March 31, 1999, to report the employment of Peter W. Blackett as the Company's Senior Vice President of Sales, which commenced on March 22, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BPI PACKAGING TECHNOLOGIES, INC.


Date:     May 17, 1999                  By:  /S/ HANSPETER SCHULZ
                                             --------------------
                                             President

Date:     May 17, 1999                  By:  /S/ JAMES F. KOEHLINGER
                                             -----------------------
                                             Chief Financial Officer and
                                             Treasurer