Form 10-K405/A
period 1998-12-31
BPI PACKAGING TECHNOLOGIES INC
filed 1999-06-01
CIK 866751

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K/A
                        Amendment No. 2 to Form 10-K

[ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998,

                                     OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
       TRANSITION PERIOD FROM ________________ TO ___________________.


                       Commission file number: 0-19561


                      BPI PACKAGING TECHNOLOGIES, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               Delaware                                    04-2997486
      -------------------------------                 --------------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                   Identification No.)


        455 Somerset Avenue, North Dighton, Massachusetts      02764
       --------------------------------------------------------------
        (Address of principal executive offices)           (Zip Code)


                               (508) 824-8636
             ---------------------------------------------------
            (Registrant's telephone number, including area code)


      Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:

                               Title of Class
                               --------------
                        Common Stock, $.01 par value
            Series A Convertible Preferred Stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days.
Yes [ X ]  No [   ].

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      The aggregate market value of the Registrant's voting stock issued and outstanding as of May 17, 1999 was $4,299,124 for the Common Stock and $212,258 for the Series A Convertible Preferred Stock.

      As of May 17, 1999, 21,495,621 shares of Common Stock, $.01 par value per share, were outstanding and 212,258 shares of Series A Convertible Preferred Stock, $.01 par value per share, were outstanding.

                  FORWARD-LOOKING STATEMENTS OR INFORMATION


      This Form 10-K/A includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-K/A which address activities, events and developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and other development trends of industry segments in which the Company is active, business strategy, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings of statements made by or on behalf of the Company.

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

                                   PART I

ITEM 1.     BUSINESS

GENERAL

      BPI Packaging Technologies, Inc. (the "Company") converts commercially available high molecular weight, high density polyethylene ("HMWHDPE") resins into thin film, which is either sold directly into industrial or packaging applications or converted in-house into carryout bags of "T-shirt sack" design for supermarkets, convenience stores and other retail markets. The Company utilizes advanced, high quality extrusion, printing and bag making equipment, which was installed between 1990 and 1999.

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

      The Company operated two wholly-owned subsidiaries: RC America, Inc., which purchased surplus inventory from manufacturers of consumer products and marketed and sold the products to mass merchandise retailers and other retail chains, and Market Media, Inc., which sold and marketed in-store advertising and promotion programs. On June 27, 1998, the Company suspended funding operations of its two wholly-owned subsidiaries; the Company also terminated the employment of Ronald V. <Strikeout>Caufield
</Strikeout>    Caulfield    , the Chief Executive Officer and President of
RC America, Inc. Unless otherwise indicated, the term "Company" hereafter, refers to BPI Packaging Technologies, Inc.

RECENT FINANCING

      On January 27, 1999, the Company entered into a Securities Purchase Agreement (the "Agreement") with an investor, DGJ, L.L.C., a Delaware limited liability company ("DGJ")(the "January 1999 Financing"), whereby the Company agreed to issue and sell to DGJ, and DGJ agreed to purchase from the Company the following:

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

      The Note matures on February 1, 2004 or earlier in the event of a default, the sale of 50% or more of the Company's assets, the merger or consolidation of the Company, the purchase of 50% or more of the shares of the Common Stock by a person who was not a stockholder of the Company at the time of the execution of the Agreement, or a primary public offering of the Company's securities in excess of $10,000,000. The Note has an interest rate of 5% per annum payable monthly in arrears, principal is due at its maturity and it is secured by all assets of the Company. The Note is subordinated to the equipment lease and the factoring agreement, described below.

      In connection with the January 1999 Financing, DGJ required certain members of the Company's management, C. Jill Beresford, James F. Koehlinger, Hanspeter Schulz, Richard N. Nurse and Ivan J. Hughes, to invest, in the aggregate, $300,000 in the Company's warrants. The Common Stock represented by the warrants cannot be issued until approval for an increase in the Company's authorized shares of Common Stock is obtained at the next annual meeting of stockholders. See "Employment Contracts, Termination of Employment and Change In Control" below for a description of these warrants and a listing of each member of management owning these warrants and how many shares of Common Stock each is exercisable into.

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

      In conjunction with the January 1999 Financing, the Company entered into agreements with most of its unsecured creditors that provided a discounted payment in February 1999 or a non-interest bearing agreement to pay the entire balance over a three-year period. The unsecured creditor agreements, together with the financing referred to above, allowed the Company to restructure trade notes payable of $584,000 and accounts payable of $6,597,000, or a total of $7,181,000, compared to $1,874,000 of current accounts payable and $1,426,000 of long-term debt, or a total of $3,300,000 after refinancing.

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

      The Company's equipment, capital and operating leases are now funded by a new equipment lease with DGJ. Current obligations of $3,800,000 and accrued lease obligations of $1,643,000 were retired and $1,679,000 of equipment previously treated as operating leases was added to the property and equipment accounts. The new lease carries no debt reduction obligation and is treated as long-term debt. The Company's combined monthly payments under the retired leases were reduced from approximately $305,000 per month to $102,000 per month under the new lease agreement with DGJ. The term of the lease is ten years and its monthly payments of $102,000 represent interest only. The total principal amount of the lease is $6,800,000 and is due at the end of the lease term. The lease has been recorded as a capital lease during the quarter ended March 31, 1999 and will be treated as such in future periods. The lease requires the Company to meet certain financial covenants, including, but not limited to, earnings targets and debt-to-equity ratios. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Equipment Purchases and Lease Financings."

      The January 1999 Financing will be deemed a related party transaction as described in Item 13.

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

PRODUCTS AND MARKETS

      Direct competition refers to competition for identical products and indirect competition refers to products which are not identical, but which could be substituted for the Company's product. Market size estimates are management estimates:

                            1999
                        ANNUAL MARKET    PATENT
                         (Millions)      STATUS      COMPETITION
                        ------------   -----------   -----------

HANDI-SAC<trademark>
 Convenience, Hardware/      $37       U.S. Patent   DIRECT:  Sonoco T-Sack
 Automotive and Drug                   Issued 1993   Roll Bag

                                                     INDIRECT:  Paper and
                                                     Flat T-Sacks
FRESH-SAC
<registered trademark>       $63       U.S. Patent   DIRECT:  Crown Poly,
 T-Shirt Produce Bag                   Issued 1993   Sealed Air and Better
                                                     Bag

                                                     INDIRECT: Produce Bag
                                                     On a Roll

INSULATION OVERWRAP          $15         Process     DIRECT: Vanguard
                                       Technology    Plastics

                                                     NO INDIRECT

HIGH PERFORMANCE            Under        Process     DIRECT: Exxon Films
 PRINTED TISSUE          Evaluation    Technology
 OVERWRAP FILM                                       NO INDIRECT

T-SHIRT CARRYOUT BAG        $850       U.S. Patent   DIRECT: Vanguard,
                                       Issued 1989   Sonoco and Integra-

      HANDI-SAC<trademark> is a T-shirt bag sold in a patented dispensing mechanism. The patented system allows the retailer to effectively store and dispense T-shirt bags in a limited space under the check-out counter, which is important to convenience, drug, retail and hardware stores. HANDI-SAC<trademark> is installed in approximately 11,000 convenience, drug, retail and hardware stores. The annual market potential for HANDI-SAC<trademark> is estimated at approximately $37 million. The market is split approximately 70% plastic and 30% paper.

      FRESH-SAC<registered trademark> is a thin T-shirt produce bag sold in a patented dispensing mechanism. This program is presently being sold to approximately 600 supermarkets directly and through distributors.
Management estimates the annual market potential for the FRESH-
SAC<registered trademark> Produce Profit Builder Program to be $63 million.

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

      In the patented products, HANDI-SAC<trademark> has direct competition from Sonoco Products Company's T-sack roll bag product and flat T-sacks provided by Sonoco Products Company, Vanguard Plastics and others; as well as paper bags. FRESH-SAC<registered trademark> has direct competition from: Crown Poly and Sealed Air, which manufacture plastic roll bags in a patented dispensing system; Better Bag, which manufactures flat produce bags; and indirect competition from a variety of traditional plastic low-cost bag-on-a-roll manufacturers.

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

PROPRIETARY PROCESSES, PATENTS AND OTHER RIGHTS

      The Company has developed patents related to T-shirt bags.  The
Company owns a patent issued in 1989 for its T-shirt carryout bag.   In
1993, the Company was issued a U.S. patent for the dispensing system used in conjunction with its FRESH-SAC<registered trademark> and HANDI-SAC<trademark> products. The Company has a registered trademark in the United States for FRESH-SAC<registered trademark>. In 1996, the Company was issued a U.S. patent for its FRESH-SAC<registered trademark> advertising vehicle called the Fresh Focus CartridgeTalker<trademark>.

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

BACKLOG

      The Company's backlog of firm orders at May 20, 1999 was $628,926, as compared to $510,472 at March 26, 1998. The Company generally sells products on an individual purchase order basis to regular customers rather than under annual contracts on a scheduled delivery basis. Accordingly, backlog may fluctuate significantly and may not be an accurate indicator of general business trends.

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

EMPLOYEES

      As of May 20, 1999, the Company had 125 full-time employees. None of the Company's employees are represented by a union.

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

      A notice of potential claim has been sent by a group of investors to both the Company and its insurance carrier alleging that the Company's former management made misrepresentations concerning registration rights attendant to the securities purchased by them pursuant to Regulation D of the Securities Act of 1933, as amended. The Company believes that any settlement in connection with this potential claim will not have a material effect on its operations. No further action has been taken by this group of investors as of May 28, 1999.

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

Association of Securities Dealers Automated Quotation Over-the-Counter Bulletin Board ("NASDAQ OTC"), under the symbol "BPIE."

      As of May 17, 1999, the Company had 21,495,621 shares (272 holders) of record for its Common Stock and 212,258 shares (37 holders) of record for its Series A Convertible Preferred Stock. Management believes that there are approximately 4,500 to 5,000 beneficial owners of the Company's Common Stock and Series A Convertible Preferred Stock.

      For the fiscal quarters reported below, the following table sets forth the range of high and low sale quotations for the Common Stock for the relevant periods as reported by NASDAQ/NMS or the range of the high and low bid prices on the NASDAQ OTC. Such quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

                                 High Sale                Low Sale
Common Stock                      /Bid                     /Bid
------------                   -----------              -----------

Fiscal 1997
  First Quarter                    $4.25                     $1.375
  Second Quarter                   $3.625                    $1.625
  Third Quarter                    $3.6875                   $1.8125
  Fourth Quarter                   $2.3125                   $1.625

10 Month Period Ended
 December 31, 1997
  First Quarter                    $1.96875                  $1.5625
  Second Quarter                   $1.875                    $1.031
  Third Quarter                    $2.313                    $1.031
  Fourth Quarter
    (through December 31,
    1997)(1)                       $1.938                    $1.063

1998
  First Quarter                    $1.375                    $0.688
  Second Quarter                   $1.400                    $0.844
  Third Quarter                    $  0.94                   $ 0.125
  Fourth Quarter                   $  0.40                   $ 0.12

1999
  First Quarter                    $  0.30                   $ 0.14
  Second Quarter
    (through May 17, 1999)         $  0.20                   $ 0.14

____________________

(1) In December 1997, the Company changed its fiscal year end from February 28 to December 31.

RECENT SALES OF UNREGISTERED SECURITIES

      From January 1998 to June 1998, the Company conducted a Rule 144A offering of private placement units that resulted in total proceeds of $1,485,000. Each unit consisted of 100,000 shares of Common Stock and a three-year warrant to purchase 100,000 shares of Common Stock at $1.25 per share. The offering price was $90,000 per unit and the total offering was
valued at $1,530,000.  <Strikeout>Under Regulation D</Strikeout>    This
offering was not underwritten. However, the Company retained an investment advisor which received fees in cash of $197,200 and warrants to purchase Common Stock as compensation for introducing prospective investors to the Company for this offering. Under exemptions from registration under the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act and
Regulations D and S promulgated under the Act    , the securities were
initially sold within the United States to accredited investors and qualified institutional buyers and outside the United Stated to non-U.S. investors. The proceeds of the offering as well as the proceeds from the
<Strikeout>exercies</Strikeout>    exercises     of any of the warrants are
being used and will be used as working capital. The securities sold in the offering have not been registered under the Act, but are expected to be registered in the third quarter of 1999.
<Strikeout>[Insert Financial Advisor's compensation.]</Strikeout>

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

                                           STATEMENT OF OPERATIONS DATA
                                           ----------------------------
                                                  Ten Month                      Fiscal Years
                                 Year Ended      Period Ended                        Ended
                                 December 31,    December 31,     February 28,    February 23,    February 24,
                                    1998             1997           1997             1996             1995
                                 -----------     ------------     -----------     -----------     ------------

Net sales                        $10,382,819      $13,951,725     $30,810,037     $28,839,954      $25,254,645
Cost of goods sold                 8,826,905       17,311,037      27,784,329      26,161,723       19,879,041
                                 -----------      -----------     -----------     -----------      -----------
Gross profit (loss)                1,555,914       (3,359,312)      3,025,708       2,678,231        5,375,604

Selling, general and
  administrative expense           4,301,842        6,137,985       8,695,612       6,370,956        5,029,832
Bad debt expense                       --             319,736          93,165           --               --
Write-down of impaired assets
  and related expenses                 --               --          5,385,000           --               --
Patent infringement settlement         --               --            512,648           --               --
Income (loss) from operations     (2,745,928)      (9,817,033)    (11,660,717)     (3,692,725)         345,772
Allowance for officer loan           (68,039)        (586,978)          --              --               --
Interest and other expense          (471,166)        (984,064)     (1,112,647)       (865,206)        (280,445)
Interest income                       45,920           49,206           9,133          47,786           77,104
Non-recurring charges                  --               --              --              --            (989,917)
                                 -----------      -----------     -----------     -----------      -----------
Net loss                          (3,239,213)     (11,338,869)    (12,764,231)     (4,510,145)        (847,486)
Basic and diluted net loss
  per share                             (.16)            (.73)           (.96)           (.38)            (.08)
Shares used in computing
  basic and diluted net
  loss per share                  20,849,356       15,579,747      13,261,815      11,756,532       10,670,040


                                                BALANCE SHEET DATA

                                     At              At             At               At               At
                                December 31,     December 31,    February 28,    February 23,     February 24,
                                     1998            1997           1997            1996             1995
                                 -----------      -----------     -----------     -----------      -----------

Total assets                     $17,751,965     $ 20,970,740     $29,247,231     $35,277,975      $35,341,925
Long term obligations            $     --        $      --        $ 3,809,241     $ 5,441,057      $ 4,495,692
Redeemable preferred
   stock                         $     --        $      --        $     --        $   183,369      $   183,369
Working capital (deficit)       ($12,748,154)   ($13,897,932)    ($ 5,819,144)   ($ 2,767,867)     $ 3,909,634
Stockholders' equity             $ 3,279,473     $ 5,115,535      $11,544,675     $19,768,971      $24,048,204


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

      During the 10 month period ended December 31, 1997, the Company exited the traditional plastic carryout bag market. Sales for the year ended December 31, 1998 were $10,382,819, compared to $13,951,725 in the 10 month period ended December 31, 1997.

      Sales of the Company's proprietary bag products, FRESH-SAC<registered trademark> T-shirt sack produce bag and HANDI-SAC<trademark>, were $7,799,714 in the year ended December 31, 1998, compared to sales of $6,185,039 in the 10 month period ended December 31, 1997. Sales of traditional products decreased to $1,595,010 in the year ended December 31, 1998 from $6,739,028 in the 10 month period ended December 31, 1997. The Company exited the traditional bag market during the 10 month period ending December 31, 1997 and had sales of $536,543 in the first nine months of such period compared to sales of $1,058,467 in the last quarter of 1998, when the Company elected to return to the traditional
bag market.    The sales of the Company's insulation overwrap  films were
$988,095 in 1998 compared to $58,731 in the 10 month period ended
December 31, 1997, an increase of $929,364. RC America, Inc. had no sales in 1998, compared to $968,927 in the 10 month period ended December 31, 1997.

      In 1998, cost of goods sold was $8,826,905, or 85.0% of sales, as compared to cost of goods sold in the 10 month period ended December 31, 1997 of $17,311,037, or 124.1% of sales. Plans to reduce overhead in 1998 resulted in significant savings beginning in the second quarter of 1998. Cost of goods sold would have been approximately $303,000 greater in 1998 and approximately $253,000 greater during the 10 month period ended December 31, 1997 had the Company not recorded a write-down of plant and equipment during the year ended February 28, 1997 ("Fiscal 1997").

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

      The Company had a net loss of $3,239,213 in 1998 compared to a net loss of $11,338,869 in the 10 month period ended December 31, 1997. The non-cash expenses of depreciation and amortization were $2,538,880 for 1998, compared to $2,186,621 for the 10 month period ended December 31,

1997. The major reasons for the decrease in the net loss can be attributed to the planned reductions in plant and sales, general and administrative costs, and discontinued operations of the two subsidiaries in the second quarter of 1998. The losses for 1998 and the 10 month period ended December 31,1997 would have been greater by approximately $303,000 and $253,000 respectively, if the Company had not recorded a write-down of plant and equipment in Fiscal 1997.

      The Company incurred a loss of $0.16 per share in 1998 as compared to a loss of $0.73 per share in the 10 month period ended December 31, 1997.

   Operating profits (loss) for the various business units are as follows:

                                                        10 Month Period
                                Year Ended                   Ended
                              December 31, 1998        December 31, 1997
                              -----------------        -----------------

Proprietary, traditional
  and film products                ($1,004,120)            ($ 7,878,610)
RC America, Inc.                      (130,345)                 (34,584)
BPI Packaging Technologies,
 Inc.                                   (7,353)                    (119)
Market Media, Inc.                    (122,136)                (391,853)
Unallocated corporate
 overhead                           (1,481,974)              (1,511,867)
                                   -----------             ------------
Operating profit (loss)            ($2,745,928)            ($ 9,817,033)

Allowance for officer
 loan                                  (68,039)                (586,978)
Interest expense, net                 (425,246)                (934,858)
                                   -----------             ------------

Net loss                           ($3,239,213)            ($11,338,869)
                                   ===========             ============

10 MONTH PERIOD ENDED DECEMBER 31, 1997 COMPARED TO FISCAL 1997

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

      For the 10 month period ended December 31, 1997, the Company had sales of $13,951,725, as compared to sales of $30,810,037 for Fiscal 1997.

      Sales of the Company's proprietary bag products, FRESH-SAC<registered trademark> T-shirt sack produce bag, HANDI-SAC<trademark> and MAXI-SAC<trademark>, and film products were $6,185,039 in the 10 month period ended December 31, 1997, compared to sales of $12,035,704 in Fiscal 1997. Sales of traditional products decreased to $6,739,028 in the 10 month period ended December 31, 1997 from $16,571,656 in Fiscal 1997. The Company also had sales of insulation overwrap of $58,731 during the 10 month period ended December 31, 1997. RC America, Inc.'s net sales were $968,927 in the 10 month period ended December 31, 1997 compared to $2,067,746 in Fiscal 1997. Market Media, Inc. recorded no sales in the 10 month period ended December 31, 1997, compared to sales of $134,932 during Fiscal 1997.

      In the 10 month period ended December 31, 1997, cost of goods sold was $17,311,037 or 124.1% of sales, as compared to cost of goods sold in
Fiscal 1997 of $27,784,329, or 90.2% of sales.   Selling,  general and
administrative expense for the 10 month period ended December 31, 1997 was $6,137,985, or 44.0% of sales, as compared to selling, general and administrative expense of $8,695,612 in Fiscal 1997, or 28.2% of sales. Additional depreciation of approximately $253,000 would have been recorded in the 10 month period ended December 31, 1997, if the Company had not recorded the write-down of plant and equipment during Fiscal 1997.

      For the 10 month period ended December 31, 1997, interest expense decreased to $984,064, or 7.1% of net sales, as compared to $1,112,647 in Fiscal 1997, or 3.6% of net sales.

      The net loss of  $11,338,869  in the 10 month period ended
December 31, 1997, as compared to a net loss of $12,764,231 in Fiscal 1997. The non-cash expenses of depreciation and amortization were $2,186,621 for the 10 month period ended December 31, 1997, compared to $3,417,849 for Fiscal 1997. The loss reported for the 10 month period ending December 31, 1997 would have been $253,000 greater if the Company had not recorded the write-down of plant and equipment during Fiscal 1997.

      The Company incurred a loss of $0.73 per share in the 10 month period ended December 31, 1997 as compared to a loss of $0.96 per share in Fiscal 1997.

      Operating profits (loss) for the various business units are as follows:

                                10 Month Period
                                    Ended
                              December 31, 1997           Fiscal 1997
                              -----------------          -------------

Proprietary, traditional
  and film products               ($ 7,878,610)            ($ 9,079,854)
RC America, Inc.                       (34,584)                  53,591
BPI Packaging, Inc.                       (119)                  (2,205)
Market Media, Inc.                    (391,853)                (809,199)
Unallocated corporate
  overhead                          (1,511,867)              (1,823,050)
                                  ------------             ------------

Operating profit (loss)           ($ 9,817,033)            ($11,660,717)
Allowance for
  Officer Loan                        (586,978)             (    --    )
Interest expense, net                 (934,858)              (1,103,514)
                                  ------------             ------------

Net loss                          ($11,338,869)            ($12,764,231)
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

      On January 27, 1999, the Company entered into a factoring agreement (the "Factoring Agreement") with Franklin Capital Corporation ("Franklin"), an entity affiliated with Gary Edidin, one of the Company's directors, whereby the Company, with full recourse, assigned and sold to Franklin its entire interest in all of its present and future accounts, instruments, contractual rights, chattel paper, documents and general intangibles arising from sales of goods and/or rendition of services, and proceeds thereof and all security and guarantees therefor, now existing or hereinafter created (the "Receivables"). The Company pays Franklin a factoring fee in an amount equal to 2% of the gross amount of such Receivables; provided, however, that the minimum commission for any Receivable shall be $5.00.

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

      The Revolving Note is secured by a Security Agreement entered into by the Company and Franklin on January 27, 1999 (the "Franklin Security Agreement"), granting Franklin a continuing security interest in the Company's right, title and interest in the Company's present and future accounts, inventory, equipment and other property. Further, pursuant to the terms of the Franklin Security Agreement, the amount eligible to be advanced under the Revolving Note is limited to the lesser of: (i) $1,000,000; and (ii) the sum of (x) 50% of eligible inventory consisting of finished goods covered by firm purchase orders or contracts, and (y) 50% of eligible inventory consisting of raw materials comprised of resins.

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

      Pursuant to the Agreement, the Company entered into a ten year equipment lease with DGJ (the "Equipment Lease"), whereby the Company agreed to lease certain equipment for $1,224,000 per year, payable in equal monthly installments. The Equipment Lease replaced the existing equipment leases, described above, which have been terminated, in which the Company was in default or which were subject to judgments due to past due payments owed by the Company.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND PATENT INFRINGEMENT SETTLEMENT

      During the fourth quarter of Fiscal 1997, the Company made the decision to exit the traditional T-shirt bag business. The application of Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," caused the Company to recognize a non-cash charge of $5,385,000 to write down to fair value certain long-lived assets consisting principally of machinery and equipment, patents and goodwill, together with other related expenses. The method used to determine fair value was a discounted cash flow approach. The assets consist of those related to the manufacture of the traditional T-shirt bag business.

      Description of impaired assets, patents, goodwill and plant assets relating to bag making facilities:

                  Patents                             $1,044,577
                  Goodwill                               620,353
                  Plant equipment                      3,335,070
                  Reserve for agreement with
                        bag-making equipment
                        vendor                           285,000
                  Write-off of rubber plates used
                        In bag-making equipment          100,000
                                                      ----------

                  Total                               $5,385,000
                                                      ==========

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

      A patent infringement suit settlement of $512,648, including legal defense costs, was recorded during Fiscal 1997.

IMPACT OF INFLATION

      Inflation during the year ended December 31, 1998 did not have any impact on operating results nor did it have any impact on the last three fiscal periods.

YEAR 2000

      The Company implemented a Year 2000 compliance project in June 1998, which addresses the internal risk, requirements and budgets for becoming Year 2000 compliant. The Company has completed an inventory of all of its internal operations and currently is addressing Year 2000 compliance from its suppliers and other constituents. In 1998, the Company did not have any costs associated with Year 2000 compliance. In the first quarter of 1999, the Company expended $25,000 on Year 2000 compliance.

      As a result of the Year 2000 compliance project, the Company is upgrading its financial and accounting system at an investment of approximately $25,000, and is funding the upgrade out of working capital. The finance and accounting system upgrade is currently in process and is expected to be installed and tested by July 31, 1999. The Company has tested all of its manufacturing equipment, including its manufacturing information systems, and all were determined to be Year 2000 compliant.
<Strikeout>The Company does not contract out its systems maintenance and design and, therefore, has no third party risk in this regard.</Strikeout>

      <Strikeout>The Company has ___ significant customers who have each been sent a questionnaire regarding its Year 2000 compliance status. As of May 17, 1999, the Company has received responses totaling ____% of the dollar value of all sales to customers as of May ____, 1999. The nature of their responses is that ____________________________________________. The
Company also sent questionnaires to all 409 suppliers regarding its Year 2000 compliance status. The Company received 36 responses as of May 19, 1999. The nature of these vendors' responses is ________________________.
</Strikeout>  The Company has not utilized any independent verification or validation processes since the tests performed on the Company's manufacturing systems determined the systems to be Year 2000 complaint. The Company does not contract out its systems maintenance and design and, therefore, has no third party risk in this regard.

         As of May 28, 1999, the Company has contacted five significant customers, which accounted for 50.3% of total sales for the first quarter of 1999 regarding their Year 2000 compliance status. All of these customers have indicated that they are either already Year 2000 complaint or are on schedule to be Year 2000 compliant by December 31, 1999. None of these customers currently order from the Company through electronic systems.

      The Company sent questionnaires to all 409 vendors as of May 14, 1999 regarding their Year 2000 compliance status. As of May 24, 1999, the Company received 94 responses. All major vendors responded that they are currently Year 2000 compliant and the other vendors are either Year 2000 compliant or are on schedule to be Year 2000 compliant by December 31, 1999.

      In the most likely-worse case scenario, Year 2000 compliance issues may cause the railroad systems in the United States to become dysfunctional<Strikeout>. If the rail system were to fail and resin could
not be delivered to the Company</Strikeout>    , which would cause the
Company to obtain its resin and other supplies     by other means of
transportation<Strikeout>, the</Strikeout>    .  The

    Company would be
unable to manufacture products and revenues would be impacted 60 days after the rail system ceases to function. <Strikeout>[Insert Contingency Plan.]
</Strikeout>

   The Company's contingency plan is to implement a manual system for its accounting and finance functions. The Company's manufacturing contingency plan is to accumulate a 30-day inventory of raw materials by December 31, 1999 to address vendor problems caused by Year 2000 issues.

      The Company has not deferred any of its information technologies projects due to its Year 2000 efforts. Furthermore, there has been no impact from any deferred projects on the Company's financial condition or results of operations.

      The Company <Strikeout>will</Strikeout>

   is scheduled to     be
Year 2000 compliant as of July 31, 1999 <Strikeout>with the remaining
components being its financial</Strikeout>    .  The only remaining
component, as of May 28, 1999, is the Company's financial and accounting systems, <Strikeout>telephone and alarm systems, fax and copy machines, utilities, insurance providers, banking institutions and key
suppliers</Strikeout>    described above    .  The additional costs of
achieving full Year 2000 compliance are expected to be $25,000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On July 6, 1998, the Company reported on Form 8-K the resignation of PricewaterhouseCoopers LLP as the Company's independent accountants. In connection with the audits of the Company's financial statements for the 10 month period ended December 31, 1997, Fiscal 1997 and the year ended February 23, 1996 ("Fiscal 1996"), and during the subsequent interim period through July 6, 1998, there were no disagreements between the Company and PricewaterhouseCoopers LLP relative to accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the matter in its reports on the financial statements for such periods.

      On July 29, 1998, the Company reported on Form 8-K the engagement of Livingston & Haynes, P.C. as the Company's independent accountants. The decision to engage Livingston & Haynes, P.C. was approved by the Company's Audit Committee.


                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

GENERAL INFORMATION

      The Company's Certificate of Incorporation and By-laws, each as amended, provide that the members of the Board will be classified as nearly as possible into three classes, each with, as nearly as possible, one-third of the members of the Board. A classified board is designed to assure continuity and stability in the Board's leadership and policies. Ivan J. Hughes and Allen S. Gerrard serve as the Class I directors until the Annual Meeting of Stockholders to be held in 1999. David N. Laux and Hanspeter Schulz serve as the Class II directors until the Annual Meeting of Stockholders to be held in the year 2001. Gary R. Edidin, Bruce M. Fleisher and Theodore L. Koenig serve as the Class III directors until the Annual Meeting of Stockholders to be held in the year 2000. The successors to the class of directors whose terms expire at an annual meeting would be elected for a term of office to expire at the third succeeding annual meeting after their election and until their successors have been duly elected by the stockholders. Directors chosen to fill vacancies on a classified board will hold office until the next election of the class for which directors will have been chosen, and until their successors are duly elected by the stockholders. Officers are elected by and serve at the discretion of the Board, subject to their employment contracts.

DIRECTORS AND EXECUTIVE OFFICERS

      The directors and executive officers of the Company, their positions held in the Company and their ages are as follows:

NAME                    AGE         POSITION
----                    ---         --------

Hanspeter Schulz        60          President and Director
Richard H. Nurse        54          Vice President of Manufacturing
Peter W. Blackett       50          Senior Vice President of Sales
James F. Koehlinger     62          Chief Financial Officer and Treasurer
C. Jill Beresford       44          Vice President of Marketing
Ivan J. Hughes          70          Chairman of the Board
David N. Laux           71          Director
Gary R. Edidin          54          Director
Bruce M. Fleisher       68          Director
Allen S. Gerrard        63          Director
Theodore L. Koenig      40          Director

      No director or executive officer is related by blood, marriage or adoption to any other director or executive officer.

      HANSPETER SCHULZ, PH.D. Dr. Schulz has been the Company's President and Director since January 1999. From August 1998 to January 1999, Dr. Schulz served as a consultant to the Company. From 1996 to August 1998, Dr. Schulz was a Director of Business Integration for Celanese Ltd., and was one of three managers responsible for the global installation of SAP, including the redesign of relevant business processes. From 1995 to 1996, Dr. Schulz was Business Director for Methanol/Formaldehyde/Polyols, a global commodity business of Celanese with production sites in the United States, Canada and Germany. From 1982 to 1995, Dr. Schulz was Vice President and General Manager of the High Density and Ultra High Molecular Weight Polyethylene business at American Hoechst. From 1959 to 1969, Dr. Schulz studied chemistry and related subjects at the Universities of Stuttgart, Germany, Kansas, USA (on a scholarship basis) and Hamburg, Germany resulting in a Ph.D. of Natural Sciences in 1969.

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

      JAMES F. KOEHLINGER. Mr. Koehlinger has been the Company's Chief Financial Officer and Treasurer since January 1999. He previously served as a consultant to the Company, on a part-time basis, from August 1998 to January 1999. From October 1996 to January 1999, Mr. Koehlinger was a senior consultant with Benchmark, a financial consulting firm. He previously served as the Company's Chief Financial Officer from February 1988 to October 1996. Mr. Koehlinger received a Bachelor of Science degree from Indiana University and a Master of Business Administration degree from Clark University. He is also a certified public accountant.

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

      BRUCE M. FLEISHER. Mr. Fleisher has served as a Director of the Company since April 1999. Since 1998, Mr. Fleisher has been involved in private investing. From 1996 to 1998, he served as the Vice President and Division Manager, Chicago for the Supply Systems Division of Unisource Worldwide, Inc., a wholesale distributor of paper and packaging supplies. From 1983 to 1996, he was the President and owner of Darter, Inc. In 1996, Darter, Inc. was purchased by Unisorce Worldwide, Inc. From 1996 to 1997, he was also a member of the Board of Directors and Chairman of the Industrial Committee for the National Paper Trade Association. Mr. Fleisher received his Bachelor of Science degree in Economics from the University of Pennsylvania, Wharton School, and his Masters degree in Business Administration from George Washington University.

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

      THEODORE L. KOENIG. Mr. Koenig has served as a Director of the Company since April 1999. In 1996, Mr. Koenig founded and since has served as President of Monroe Investments, Inc., a Chicago-based investment and merchant banking firm specializing in strategic growth investment opportunities. Mr. Koenig's principal occupation is that of an attorney. He has been a partner with Holleb & Coff, a Chicago-based law firm since 1989.

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


SIGNIFICANT EMPLOYEE

      The following employee is not an executive officer of the Company but is expected to make significant contributions to the business of the
Company:

NAME                    AGE         POSITION
----                    ---         --------

Tracy L. McGrath        34          Vice President of Sales

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

ITEM 11.    EXECUTIVE COMPENSATION

      The following table sets forth certain information with respect to the annual and long term compensation for services in all capacities to the Company during 1998, the 10 months ended December 31, 1997, Fiscal 1997 and Fiscal 1996, of those persons who were, at December 31, 1998: (i) the Company's Chief Executive Officer (including persons who held this position at any time during 1998); and (ii) other executive officers of the Company receiving total cash and bonus compensation in excess of $100,000. The Company did not grant any restricted stock awards or stock appreciation rights or make any long term incentive plan payouts to the individuals named in the tables below during the periods indicated.


                                                         SUMMARY COMPENSATION TABLE
                                                         --------------------------

                                                                                            Long Term
                                         Annual Compensation                             Compensation Awards
                                    ----------------------------                    ----------------------------
                                                                                     Securities
Name and                                                                             Underlying      All Other
Principal Position                  Fiscal Year       Salary (1)      Bonus (2)      Options (#)    Compensation
------------------                  -----------       ----------     ----------      -----------    ------------
                                                     <Strikeout>
Dennis N. Caufield (3)                  1998            $89,846           $0               0           $9,923(3)
  Former Chief Executive                            </Strikeout>
  Officer
                                        1997(A)        $169,846           $0               0          $43,323(3)

                                        1997            $266,666          $0               0         $130,220(3)
                                        1996            $320,000          $0               0          $36,174(3)
                                                        $320,000

C. Jill Beresford (4)                   1998            $182,506          $0               0          $12,848(4)
  Chief Executive Officer,              1997(A)         $150,000          $0               0           $6,424(4)
  Chairman of the Board                 1997            $180,000          $0               0          $26,716(4)
  of Directors                          1996            $180,000          $0               0          $14,612(4)

Alex F. Vaicunas (5)                    1998            $124,856          $0               0           $1,746(5)
  Former Vice President                 1997(A)         $104,167          $0               0           $3,150(5)
  of Film Sales                         1997            $125,000          $0               0           $3,232(5)
                                        1996            $125,000          $0               0           $1,213(6)

Richard Nurse, Ph.D. (6)                1998            $119,115          $0               0           $8,935(6)
  Vice President of                     1997(A)          $64,399          $0               0           $3,410(6)
  Technical Development                 1997             $77,279          $0               0           $4,401(6)
                                        1996             $71,936          $0               0           $3,656(6)

Paul J. DeCristofaro (7)                1998             $32,332          $0               0             $668(7)
  Former Chief Financial                1997(A)          $83,410          $0               0                  $0
  Officer                               1997            $100,092          $0               0                  $0


(A)   Reflects information for the 10 months ended December 31, 1997.

(1) Amounts shown indicate cash compensation earned and received by executive officers. No amounts were earned but deferred at the election of those officers. Executive officers participate in Company group life and health insurance.

(2) From July 1, 1993 through December 31, 1998, Mr. Caufield, Ms. Beresford and Mr. Vaicunas were eligible to participate in an executive compensation program which provided them with an aggregate bonus equal to 6% of the Company's pre-tax profit for the first $1,000,000 in pre-tax profits in any fiscal year, and 12% of pre-tax profits in excess of $1,000,000 in any fiscal year except that in the discretion of the Board of Directors the bonus would not exceed $750,000 in the aggregate in any fiscal year beginning with fiscal year 1995. No bonuses were paid to Mr. Caufield, Ms. Beresford or Mr. Vaicunas during 1998, the 10 month period ended December 31, 1997, in Fiscal 1997 or in Fiscal 1996 under this program. This program is no longer in effect.

(3) In the periods presented, the Company paid approximately $335 and $990 per month for two personal term life insurance policies for Mr. Caufield and $700 per month for a disability policy. The Company also made automobile and insurance payments of approximately $980 per month during 1998, the 10 months ended December 31, 1997, in Fiscal 1997 and in Fiscal 1996, for an automobile for Mr. Caufield. The Fiscal 1997 amount includes $73,846 paid for unused vacation from prior fiscal years and $12,308 for unused vacation from Fiscal 1997. This amount also includes $0, $6,400, $8,000 and $0 the Company contributed to Mr. Caufield's 401(k) account during 1998, the 10 months ended December 31, 1997, in Fiscal 1997 and in Fiscal 1996, respectively. Mr. Caufield's employment with the Company terminated on July 2, 1998.

(4) In the periods presented, the Company paid approximately $80 per month for a personal term life insurance policy for Ms. Beresford and approximately $190 per month for a disability policy. In the periods presented, the Company also made automobile and insurance payments of approximately $435 and $790, respectively, per month for an automobile for Ms. Beresford for 1998 and all other periods presented, respectively. The amount also includes $10,385 and $7,616 of unused vacation pay that was paid in Fiscal 1997 and Fiscal 1996, respectively. This amount also includes $3,655, $3,655, $3,738 and $623 the Company contributed to Ms. Beresford's 401(k) account during 1998, the 10 months ended December 31, 1997, in Fiscal 1997 and in Fiscal 1996, respectively. Ms. Beresford began serving as the Chairman of the Board of Directors and Chief Executive Officer on July 2, 1998, when Mr. Caufield's employment with the Company ceased.

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


             AGGREGATED OPTION EXERCISED IN THE LAST FISCAL YEAR
                          AND FY-END OPTION VALUES
             ---------------------------------------------------


                                           Number of
                                          Securities      Value of
                                          Underlying     Unexercised
                                          Unexercised   In-the-Money
                                            Options        Options
                   Shares       Value      at FY-End    Exercisable/
                  Acquired    Realized   Exercisable/   Unexercisable
Name             on Exercise     ($)     Unexercisable     ($)(1)
----             ----------- ----------  ------------   -------------

C. Jill
  Beresford           0           0        163,224/0        0 / 0


(1) In-the-money options are those options for which the fair market value of the underlying Common Stock is greater than the exercise price of the option. On December 31, 1998, the fair market value of the Company's Common Stock underlying the options (as determined by the last sale price quoted on NASDAQ OTC Bulletin Board) was $0.19. Since the exercise price of all of the options reflected in this table is greater than $0.19, the options held by this individual were not in-the-money and are, therefore, not included in this calculation.

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

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

      The Company entered into employment, non-competition, and confidentiality agreements with each of Mr. Caufield, Ms. Beresford and Mr. Vaicunas. Base salaries for Mr. Caufield, Ms. Beresford and Mr. Vaicunas were $320,000, $180,000 and $125,000 per annum, respectively, subject to periodic review by the Board of Directors. Each of these agreements expired on June 30, 1998. Ms. Beresford's employment agreement was renewed for an additional one year term. Her agreement provides for severance payments of 60 months base salary in the event her employment is terminated without cause and prohibits her from competing with the Company for a period of 24 months following termination of employment with the Company. In the event of a change of control in the Company, she has the option to terminate her employment and to receive additional severance compensation subject to the provisions of their employment agreements. The Company has also entered into non-competition and confidentiality agreements with certain other employees.

      In conjunction with the January 1999 Financing (as defined in Item 1 above), on January 27,1999, the Company entered into an employment agreement with each of Ms. Beresford, Mr. Koehlinger, Dr. Nurse and Dr. Schulz and a consulting agreement with Ivan J. Hughes with terms as listed below. In addition, on March 22, 1999, the Company entered into an employment agreement with Peter W. Blackett with terms as listed below.

                  EMPLOYMENT AND CONSULTING AGREEMENT TERMS
                  -----------------------------------------

Employee/             Base Salary/                           Warrant
Consultant                 Fee              Term             Shares
----------            ------------       ----------        ----------

C. Jill Beresford       $125,000   7/1/99 - 6/30/00        937,000
James F. Koehlinger     $125,000  1/27/99 - 1/27/02      1,719,000
Richard H. Nurse        $125,000  1/27/99 - 1/27/02      1,719,000
Hanspeter Schulz        $150,000  1/27/99 - 1/27/02      2,188,000
Ivan J. Hughes          $ 52,000  1/27/99 - 1/27/02        937,000
Peter W. Blackett       $125,000  3/22/99 - 3/21/02              0


      At the end of the terms of employment of Mr. Koehlinger, Dr. Nurse, Dr. Schulz and Mr. Blackett, each individual's employment will revert to the status of employment at will and will thereafter be subject to termination by either party at any time and regardless of cause. Upon expiration of Ms. Beresford's term, at the Company's option, the Company may extend her employment term for an additional 18 months provided that Ms. Beresford is given proper notice.

      Under the terms of each agreement described above, each of these individuals will receive options to purchase Common Stock during the term of each's respective agreement if the Company equals or exceeds certain financial performance goals. See "Compensation Committee - Board Compensation Committee Report on Executive Compensation - Bonus Plan" below for a description of the performance goals. Also, in consideration of Ms. Beresford, Mr. Koehlinger, Dr. Nurse, Dr. Schulz and Mr. Hughes entering into his or her agreement, the Company granted each of these individuals a warrant to purchase a certain number of shares of Common Stock at $0.04 per share. Such warrants are not exercisable until the Company's stockholders approve an amendment to the Company's Certificate of Incorporation increasing the number of shares of authorized Common Stock. Such warrants expire on January 27, 2009. Please refer to the chart above, under the title "Warrant Shares," for the number of shares <Strikeout>each's
</Strikeout>    each individual's     warrant is exercisable into. Each of
these individuals has paid to the Company their respective amount due under these warrants. Dr. Schulz, Mr. Koehlinger, Dr. Nurse and Ms. Beresford borrowed funds in the aggregate amount of $262,520 from DGJ necessary to exercise these warrants. In consideration for the loan from DGJ to these individuals, these individuals pledged the shares which will be issued upon exercise of the warrants. Dr. Schulz is also given, as consideration for his employment, costs related to an apartment and an automobile for the duration of his employment under his employment agreement. Mr. Blackett
<Strikeout>was</Strikeout>    will be     given, as consideration for his
employment, reimbursement for reasonable and necessary expenses incurred in connection with the relocation of his personal residence closer to the Company's office.

      Each of the agreements between the Company and the employees and consultant listed above contains a covenant not to compete provision and a confidentiality provision.

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

AUDIT COMMITTEE

      The Board of Directors has established an Audit Committee, whose current members are David N. Laux, Bruce M. Fleisher, Gary R. Edidin and Allen S. Gerrard. The purpose of the Audit Committee is to: (i) review the Company's financial results and recommend the selection of the Company's independent auditors; (ii) review the effectiveness of the Company's accounting policies and practices, financial reporting and internal controls; and (iii) review the scope of independent audit coverage, the fees charged by the independent auditors, any transactions which may involve a potential conflict of interest, and internal control systems.

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

COMPENSATION COMMITTEE

      David N. Laux, Bruce M. Fleisher, Gary R. Edidin and Allen S. Gerrard serve on the Compensation Committee. The former Compensation Committee did not meet during 1998.

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

      BONUS PLAN. To incentivize senior management of the Company, Ms. Beresford, Mr. Koehlinger, Dr. Nurse, Dr. Schulz, Mr. Blackett and Mr. Hughes will receive options to purchase Common Stock, at $0.04 per share, during the term of their respective employment or consulting agreements if the Company equals or exceeds certain financial performance goals in 1999, 2000 and 2001. If the Company's net earnings for the particular fiscal years plus amounts deducted in the computation thereof for: (a) interest expense; (b) Federal, state and local income taxes; (c) depreciation; (d) amortization of intangibles, as computed by the Company's accountants in accordance with generally accepted accounting principals, consistently applied; and (e) any expenses or other charges associated with the investment, loans, and equipment leases made by DGJ to the Company and all other charges ("EBITDA"), equals or exceeds one of the EBITDA performance goals as stated in the employment or consulting agreements, the Company will grant such individuals options to purchase a certain number of shares of Common Stock. The maximum number of shares of Common Stock, in the aggregate, these individuals and one other employee, Ms. McGrath, can purchase under these options is 14,750,000 shares. These options are not exercisable until the Company's stockholders approve an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock. See "Employment Contracts, Termination of Employment and Change in Control Arrangements" section above for a description of these agreements.

      COMPENSATION FOR PRIOR CHIEF EXECUTIVE OFFICERS. Mr. Caufield's and Ms. Beresford's compensation as Chief Executive Officer was based upon analysis by the predessor Compensation Committee of other comparable public companies' chief executive officers' compensation and each's efforts and success in the following areas: establishing strategic goals and objectives for the long-term growth of the Company; raising equity and debt capital needed to allow the Company to erase its working capital deficit and adequately capitalizing the Company to move forward; improving the Company's operating results; and establishing critical strategic partnerships with vendors and distribution channels.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Compensation Committee consists of David N. Laux, Bruce M. Fleisher, Gary R. Edidin and Allen S. Gerrard. None of the executive officers of the Company have served on the Board of Directors of any other entity that has had any of such entity's officers serve either on the Company's Board of Directors or Compensation Committee. However, Ivan J. Hughes, the Chairman of the Board, serves on the Compensation Committee of Duro Bag, a customer of the Company. See "Certain Relationships and Related Transactions" in Item 13 below.

CONCLUSION

      The current Compensation Committee believes that the newly-instituted executive compensation plan implemented as part of the January 1999 Financing is consistent with the overall corporate strategy for continued growth in sales, manufacturing and earnings and stockholder value.


                           COMPENSATION COMMITTEE

                               Gary R. Edidin
                              Bruce M. Fleisher
                              Allen S. Gerrard
                                David N. Laux

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


                               GRAPHIC OMITTED


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

FIVE-PERCENT BENEFICIAL OWNERS

      The following table sets forth the beneficial ownership of Common Stock and Series A Preferred Stock as of May 17, 1999 by persons who beneficially owned more than 5% of the Common Stock and Series A Preferred Stock or by persons who did not beneficially own more than 5% of the Common Stock and Series A Preferred Stock, in the aggregate, but who constituted members of a "group" within the meaning of Section 13(d)(3) of the Exchange Act, beneficially owning more than 5% of the Common Stock and Series A Preferred Stock. Each of the persons listed below was a member of such a group by virtue of being a party to the Lockup Agreement (the "Lockup Agreement"), by and among Ms. Beresford, Mr. Hughes and DGJ, dated January 27, 1999, pursuant to which the parties agreed to vote their shares of stock as directed by DGJ on any matters presented to the Company's stockholders with respect to the Securities Purchase Agreement. Each of the persons listed below disclaims beneficial ownership in any shares beneficially owned by the others. The number of shares of Common Stock and Series A Preferred Stock beneficially owned by each person listed below is based on information contained in the Schedule 13D filed with the Commission on behalf of the listed persons. The percentage of shares of the Common Stock and Series A Preferred Stock each listed person is indicated as beneficially owning is based on 21,495,621 and 212,258 shares of Common Stock and Series A Preferred Stock, respectively, outstanding on May 17, 1999.

                                                            Percentage
                                                            of Common
                                                             Stock and
                                Number of Shares             Series A
Name and Address                 of Common Stock          Preferred Stock
Of Beneficial Owner          Beneficially Owned (1)           (2)(3)
-------------------          -----------------------     -----------------

C. Jill Beresford (4)(5)            1,624,249                  6.81%
  455 Somerset Avenue
  North Dighton, Massachusetts
  07264

                                                            Percentage
                                                            of Common
                                                             Stock and
                                Number of Shares             Series A
Name and Address                 of Common Stock          Preferred Stock
Of Beneficial Owner          Beneficially Owned (1)           (2)(3)
-------------------          -----------------------     -----------------

Ivan J. Hughes (5)(6)                90,000                      *
  Davis and Oak Streets
  Ludlow, Kentucky
  41016-0250


DGJ (7)                            30,937,500                 51.56%
  600 Central Avenue,
  Suite 262
  Highland Park, Illinois
  60036

*  Less than one percent.

(1)   None of these persons own any shares of Series A Preferred Stock.
<Strikeout>No</Strikeout>    Except those listed in the next table, no
other stockholder owns at least 5% of the Common Stock and Series A Preferred Stock, combined.

(2) Pursuant to the rules of the Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. This table reflects the ownership of all shares of Common Stock and the Series A Convertible Preferred Stock voting as a single class, since each is entitled to one vote per share.

(3) Does not give effect to the issuance of: (i) up to 358,953 shares of Common Stock issuable upon conversion of Series A and Series B Convertible Preferred Stock; (ii) up to 180,372 shares issuable upon exercise of warrants issued to an individual and principals of the placement agent in the Company's private placements to overseas investors; (iii) up to 1,950,000 shares issuable upon exercise of options granted or available for grant under the Company's 1990, 1993 and 1996 stock option plans; (iv) up to 200,000 shares of Common Stock issuable upon the exercise of warrants issued to financial consultants of the Company, subject to adjustment; and
(v) up to 5,000,000 and 900,000 shares of Common Stock issuable upon the exercise of warrants expiring January 27, 2009 and January 27, 2003, respectively, issued to consultants of the Company, subject to adjustments.


(4) Includes: (i) 1,314,130 shares of Common Stock; (ii) 146,695 shares of Series B Convertible Preferred Stock; and (iii) 163,224 shares of Common Stock issuable upon the exercise of an option at a price of $2.50 per share through June 30, 2003.

(5) These individuals received warrants to purchase a certain number of shares Common Stock at $0.04 per share. These warrants expire on January 27, 2009 and are described above in "Board of Directors and Executive Officers - Employment Contracts, Termination of Employment and Change in Control Arrangements." These warrants are not exercisable until the Company's stockholders approve an amendment to the Company's Certificate of Incorporation increasing the number of shares of the Company's authorized Common Stock.

      The following table lists the name of the individual and the corresponding number of shares of Common Stock their warrant is exercisable into ("Warrant Shares"):

            Name                    Warrant Shares
            ----                    --------------

            C. Jill Beresford       937,000
            Ivan J. Hughes          937,000


(6) Includes 82,500 shares of Common Stock and 7,500 shares of Common Stock issuable upon exercise of an option at a purchase price of $2.38 per share through March 24, 2006.

(7) Includes 30,937,500 shares of Common Stock issuable upon the exercise of a warrant at a price of $0.04 per share through January 27, 2009. However, DGJ has indicated that it has no current intention of exercising this warrant to purchase Common Stock. This amount does not include 1,629,930 shares of Series C Preferred Stock of the Company owned by DGJ.

DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth the beneficial ownership of Common Stock or Series A Convertible Preferred Stock as of May 17, 1999 by: (i) directors of the Company; (ii) executive officers of the Company; and (iii) directors and executive officers of the Company as a group. The number of shares beneficially owned of Common Stock and Series A Convertible Preferred Stock listed below is based on information contained in a
Schedule 13D filed with the Commission on behalf of the named persons and on information provided to the Company by the named persons. The percentage of shares of the class each person is listed as beneficially owning is based upon 21,495,621 and 212,258 shares of Common Stock and Series A Convertible Preferred Stock outstanding, respectively, as of
May 17, 1999. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

                                       Number of
                                       Shares of           Percentage of
                                     Common Stock        Common Stock and
Name and Address                     Beneficially       Series A Preferred
of Beneficial Owner                    Owned (1)           Stock (2)(3)
-------------------                  ------------        -----------------

Hanspeter Schulz, Ph.D. (4)(5)               0                   0%
Richard H. Nurse, Ph.D. (4)(5)           6,000                  *
C. Jill Beresford (4)(5)(6)(7)       1,627,249                6.81%
James F. Koehlinger (4)(5)                   0                   0%
Peter W. Blackett (4)                        0                   0%
Ivan J. Hughes (5)(7)(8)
  Davis and Oak Streets
  Ludlow, Kentucky  41016-0250          90,000                  *
David N. Laux (9)
  1700 N. Moore St, Suite 1703
  Arlington, Virginia  22209            52,500                  *
Gary R. Edidin (10)
  Edidin & Associates
  600 Central Avenue
  Suite 262
  Highland Park, IL 60035           30,937,500               51.56%
Allen S. Gerrard (11)
  Deere Park Capital
  Management
  40 Skokie Boulevard
  Suite 110
  Northbrook, IL 60062              30,937,500               51.56%
Theodore L. Koenig (12)
  55 East Monroe Street,
  Suite 4100
  Chicago, Illinois 60603
Bruce M. Fleisher                            0                   0%
  2350 N. Lincoln Park West
  Chicago, Illinois 60614                    0                   0%

All Officers and Directors
  as a Group (11 persons)
  (6)(7)(8)(9)                      32,713,249               54.09%


*   Less than one percent.

(1) None of these persons own any shares of Series A Preferred Stock. No other stockholder owns at least 5% of the Common Stock and Series A Preferred Stock, combined.

(2) Pursuant to the rules of the Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. This table reflects the ownership of all shares of Common Stock and the Series A Convertible Preferred Stock voting as a single class, since each is entitled to one vote per share.

(3)   Except as otherwise noted, does not give effect to the issuance of:
(i) up to 358,953 shares of Common Stock issuable upon conversion of Series A and Series B Convertible Preferred Stock; (ii) up to 180,372 shares issuable upon exercise of warrants issued to an individual and principals of the placement agent in the Company's private placements to overseas DGJs; (iii) up to 1,950,000 shares issuable upon exercise of options granted or available for grant under the Company's 1990, 1993 and 1996 Stock Option Plans; (iv) up to 200,000 shares of Common Stock issuable upon the exercise of warrants issued to financial consultants of the Company, subject to adjustment; and (v) up to 5,000,000 and 900,000 shares of Common Stock issuable upon the exercise of warrants expiring January 27, 2009 and January 27, 2003, respectively, issued to consultants of the Company, subject to adjustments.

(4) These individuals may be reached at the Company's headquarters located at 455 Somerset Avenue, North Dighton, Massachusetts 02764.

(5) These individuals acquired warrants to purchase a certain number of shares Common Stock at $0.04 per share. These warrants expire on January 27, 2009 and are described above in "Board of Directors and Executive Officers - Employment Contracts, Termination of Employment and Change in Control Arrangements." These warrants are not exercisable until the Company's stockholders approve an amendment to the Company's Certificate of Incorporation increasing the number of shares of the Company's authorized Common Stock.

      The following table lists the name of the individual and the corresponding number shares of Common Stock their warrant is convertible into (the "Warrant Shares"):

            Name                          Warrant Shares

            Hanspeter Schulz, Ph.D.       2,188,000
            Richard H. Nurse, Ph.D.       1,719,000
            C. Jill Beresford               937,000
            James F. Koehlinger           1,719,000
            Ivan J. Hughes                  937,000
                                          ---------
                                          7,500,000

(6) Includes: (i) 1,314,130 shares of Common Stock; (ii) 146,695 shares of Series B Convertible Preferred Stock; and (iii) 163,224 shares of Common Stock issuable upon the exercise of an option at a price of $2.50 per share through June 30, 2003.

(7) Under the terms of the Lockup Agreement, agreed to vote as directed by DGJ with respect to any matters presented to the Company's stockholders with respect to the Agreement and agreed not to sell shares of Common Stock without the prior written consent of DGJ.

(8) Includes 82,500 shares of Common Stock and 7,500 shares of Common Stock issuable upon exercise of an option at a purchase price of $2.38 per share through March 24, 2006.

(9) Includes: (i) 20,000 shares of Common Stock; (ii) 7,500 shares of Common Stock issuable upon exercise of an option at a purchase price of $2.50 per share through June 9, 2002; and (iii) 25,000 shares of Common Stock issuable upon exercise of an option at a purchase price of $1.25 per share through December 31, 2003.

(10) A member of DGJ and also a member of the Board of Managers, Chairman, President and Chief Executive Officer of DGJ. Mr. Edidin holds no shares of the Company directly, but may deemed to beneficially own 30,937,500 shares of Common Stock beneficially owned by DGJ by virtue of his positions with DGJ. This amount does not include 1,629,930 shares of Series C Preferred Stock of the Company owned by DGJ. Mr. Edidin disclaims beneficial ownership of all such shares.

(11) A Director of Deere Park Capital Management, which is a member of DGJ. He is also a Member of the Board of Managers and Treasurer of DGJ. Mr. Gerrard holds no shares of the Company directly, but may deemed to beneficially own 30,937,500 shares of Common Stock beneficially owned by DGJ by virtue of his positions with DGJ. This amount does not include 1,629,930 shares of Series C Preferred Stock of the Company owned by DGJ. Mr. Gerrard disclaims beneficial ownership of such shares.

 (12) A member of Monroe Investments, Inc., which is a member of Hilco BPI, L.L.C., which is a member of DGJ. He disclaims beneficial ownership of stock of the Company except to the extent of his membership interest in DGJ through such entities.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Ivan J. Hughes, a director of the Company, is the President of the Plastic's Division, and a director and a member of the Executive and Compensation Committees of Duro Bag. In January, February, March and April Duro Bag issued purchase orders for $192,000, $190,335, $209,513 and $255,729 to the Company to purchase bags for Duro Bag customers. The Company expects similar monthly orders from Duro Bag throughout 1999.

      In November 1990, the Company established an officer's loan receivable from Dennis N. Caufield, its then Chairman for $132,197. The note was amended in April 1998 and the interest rate changed to 6% effective from November 1990 and is now payable on or before January 1, 2001. Interest on the loan, along with advances for travel not offset by expense reports, caused the loan balance to equal $586,978 at December 31, 1997. Mr. Caufield did not make any payments against the loan from the period beginning 1990 through December 31, 1997. Accordingly, the Company reserved the full amount of this loan on that date. Also, no payments were made in 1998. In addition, the Company paid, on behalf of Mr. Caulfield, approximately $36,000 of a $200,000 personal income tax levy imposed by the Massachusetts Department of Revenues on Mr. Caufield in exchange for an interest bearing note due on or before June 30, 1998, which has not yet been repaid. This note was reserved for as of March 31, 1999.

      Effective February 26, 1994, Ronald Caufield exchanged his 49,500 shares of common stock of RC America for 200,000 shares of the Company's Common Stock, pursuant to the terms of a Stock Exchange Agreement by and between the Company and Ronald Caufield (the "Exchange Agreement"). The Exchange Agreement also provides for the issuance to Ronald Caufield of up to an additional 100,000 shares of the Company's Common Stock over a five year period based on RC America attaining certain levels of pre-tax earnings. No shares of Common Stock were issued in 1998 or for the 10 month period ended December 31, 1997. As a result of RC America's earnings for Fiscal 1997 and Fiscal 1996, 2,649 and 2,550 shares, respectively, of the 100,000 shares of Common Stock were issued to Mr. Ronald Caufield. The Exchange Agreement contains demand and piggy-back registration rights for the shares.

      In February 1999, the Company borrowed approximately $219,000 from DGJ to purchase additional pieces of equipment. This loan bears interest at a rate of 18% per annum and matures in September 1999.

      Four of the Company's directors, Gary R. Edidin, Allen S. Gerrard, Theodore L. Koenig and Bruce M. Fleisher, are either <Strikeout>related to
</Strikeout>    affiliated with     DGJ or have been appointed by DGJ.  The
January 1999 Financing and all other transactions between the Company and DGJ will be deemed to be related party transactions due to the relationship of these directors to DGJ. Also, Mr. Koenig is a partner with the Chicago-based law firm of Holleb & Coff, which provides legal services to the Company.

                                   PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)      FINANCIAL STATEMENTS.

      The financial statements required to be filed by Item 8 herewith are as follows:

                                                            Page

      Report of Independent Accountants --
        Livingston & Haynes, P.C.                           F-2

      Report of Former Independent Accountants -
        PricewaterhouseCoopers LLP                          F-3

      Consolidated Balance Sheets as of
        December 31, 1998 and 1997                          F-4

      Consolidated Statements of Operations for the
        year ended December 31, 1998, the 10 month period
        ended December 31, 1997, and for the fiscal year
        ended February 28, 1997                             F-6

      Consolidated Statements of Changes in Stockholders'
        Equity for the year ended December 31, 1998,
        the 10 month period ended December 31, 1997 and
        the fiscal year ended February 28, 1997             F-7

      Consolidated Statements of Cash Flows for the year
        ended December 31, 1998, the 10 month period ended
        December 31, 1997 and the fiscal year ended
        February 28, 1997                                   F-12

      Notes to Consolidated Financial Statements            F-14

(a)(2) FINANCIAL STATEMENT SCHEDULES. The financial statement schedules required to be filed by Item 8 herewith is as follows:

      Schedule II Valuation and Qualifying Accounts   S-1

(a)(3)      Exhibits:

<Strikeout>

      (a) The following exhibit, required by Item 601 of Regulation S-K, is filed herewith:

Exhibit No.       Title

27                Financial Data Schedule.

      (b) The following exhibit was filed as part of the Company's Current Report on Form 8-K, dated March 31, 1999, and filed with the Commission on March 31, 1999, and is incorporated herein by reference:

Exhibit No.       Title

10                Employment Agreement between the Company and Peter W.
Blackett.

      (c) The following exhibits were filed as part of the Company's Current Report on Form 8-K, dated January 27, 1999, and filed with the Commission on February 11, 1999, and are incorporated herein by reference:

Exhibit No.       Title</Strikeout>


Exhibit No.:

   ** 1
<Strikeout>3a
</Strikeout>
   3              Certificate of Incorporation of the Company, as amended
   (6)    .

   ** 2
<Strikeout>3b
</Strikeout>
   3.1            By-laws of the Company, as amended    (6)    .

   ** 3
<Strikeout>3b
</Strikeout>
   4              Form of Certificate of Designation of Series A
Convertible Preferred Stock, as amended    (2)    .

   ** 4
<Strikeout>3c
</Strikeout>
   4.1            Form of Amended Certificate of Designation for Series B
Convertible Preferred Stock    (2)    .

   ** 5
<Strikeout>4a
</Strikeout>
   4.2            Specimen Series A Convertible Preferred Stock Certificate
   (2)    .

   ** 6
<Strikeout>5
</Strikeout>
   4.3            Form of Common Stock Purchase Warrant    (13)    .

   ** 7
<Strikeout>6
</Strikeout>
   4.4            Certificate of Designation of Series C Preferred Stock
   (13)    .

   ** 8
<Strikeout>4
</Strikeout>
   4.5            Pledge Agreement, dated as of January 27, 1999, between
DGJ and C. Jill Beresford    (13)    .

<Strikeout>4.1
</Strikeout>
   4.6 Common Stock Purchase Warrant issued by the Company to Global Financial Services, Inc. <Strikeout> ("Global")</Strikeout>.
   (14).

<Strikeout>4.2
</Strikeout>
   4.7            Common Stock Purchase Warrant issued by the Company to
DGJ, L.L.C. <Strikeout>("DGJ")</Strikeout>    (14)    .

<Strikeout>4.3
</Strikeout>
   4.8            Common Stock Purchase Warrant issued by the Company to
Brantrock    (14)    .

   ** 9
10**              <Strikeout>1996</Strikeout>    1990     Stock Option Plan
   (1)    .
<Strikeout>
99.1              Press Release, dated January 28, 1999.

99.2              Securities Purchase Agreement between the Company and
DGJ.
</Strikeout>

   10.1**
                     Form of Employment Agreement of Dennis N. Caufield
(3).

   ** 10
<Strikeout>10b*
</Strikeout>
   10.2    *      Form of Employment Agreement of C. Jill Beresford
   (3)    .

   ** 11
<Strikeout>10c*
</Strikeout>
   10.3*    *     Form of Employment Agreement of Alex F. Vaicunas
   (3)    .

   ** 12
<Strikeout>10d*
</Strikeout>
   10.4*    *     1993 Stock Option Plan    (3)    .

   ** 13
<Strikeout>10a
</Strikeout>
   10.5           Stock Exchange Agreement by and between the Company and
Ronald V. <Strikeout>Caulfield</Strikeout>    Caufield (4)    .

   10.6**            Employment Agreement of Ronald V. Caufield (4).
   ** 14
<Strikeout>10a
</Strikeout>
   10.7 Agreement for Purchase and Sale of Assets, dated June 23, 1995, by and among Market Media, Inc., Floor Focus Media, Inc. and Carmen
N. Fasula    (5)    .

   10.8              Amendment to Promissory Note of Dennis N. Caufield
(7).

   ** 15
<Strikeout>10d
</Strikeout>
   10.9           Lease for Premises at 455-473 Somerset Ave., North
Dighton, Massachusetts    (7)    .

   10.10**           1996 Stock Option Plan (8).
   ** 16
<Strikeout>10a
</Strikeout>
   10.11 Loan and Security Agreement by and among the Company, RC America, Inc. and Foothill Capital Corporation
<Strikeout>("Foothill")</Strikeout>    (9)    .

   ** 17
<Strikeout>10b
</Strikeout>
   10.12          Secured Promissory Note from the Company and RC America
to Foothill    (9)    .

   ** 18
<Strikeout>10c
</Strikeout>
   10.13          Pledge and Security Agreement by and between the Company
and Foothill    (9)    .

   ** 19
<Strikeout>10d
</Strikeout>
   10.14          Continuing Guaranty of Market Media, Inc    (9)    .

   ** 20
<Strikeout>10e
</Strikeout>
   10.15          Continuing Guarantee of BPI Packaging (UK) Limited
   (9)    .

   ** 21
<Strikeout>10f
</Strikeout>
   10.16          Security Agreement by and between Market Media, Inc. and
Foothill    (9)    .

   ** 22
<Strikeout>10g
</Strikeout>
   10.17          Security Agreement by and between BPI Packaging (UK)
Limited and Foothill    (9)    .

   ** 23
<Strikeout>10i
</Strikeout>
   10.18    *     Settlement Agreement by and between the Company and Mobil
Oil Corporation, dated December 10, 1996    (9)    .


10.19 Loan and Security Agreement by and among the Company, RC America, Inc. and Foothill Capital Corporation (10).

10.20 Secured Promissory Note from the Company and RC America, Inc. to Foothill (10).

10.21 Pledge and Security Agreement by and between the Company and Foothill (10).

10.22             Continuing Guarantee of Market Media, Inc (10).

10.23             Continuing Guarantee of BPI Packaging (UK) Limited (10).

10.24             Security Agreement by and between Market Media, Inc. and
Foothill (10).

10.25 Security Agreement by and between BPI Packaging (UK) Limited and Foothill (10).

10.26*            Settlement Agreement by and between the Company and Mobil
Oil Corporation, dated December 10, 1996 (10).

<Strikeout>
99.4              Revolving Note issued by the Company to Franklin.

99.5              Security Agreement between the Company and Franklin.

99.6              Employment Agreement between the Company and C. Jill
Beresford.

99.7              Employment Agreement between the Company and James
Koehlinger.

</Strikeout>

<Strikeout>
99.10             Consulting Agreement between the Company and Ivan J.
Hughes.

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

Exhibit No.       Title
</Strikeout>

<Strikeout>
10.1
</Strikeout>
   10.27          Invoice Purchase and Sale Agreement, dated August 19,
1998    (12)    .


10.26*            Settlement Agreement by and between the Company and Mobil
Oil Corporation, dated December 10, 1996 (10).


10.28             Joint Filing Agreement (13).




   10.29          Securities Purchase Agreement, dated as of January 27,
1999, between the Company and DGJ (13).    .

<Strikeout>
      (f) The following exhibits were filed as part of the Company's Current Report on Form 8-K with the Commission on July 14, 1998, and are incorporated herein by reference:

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

Exhibit No.       Title

10a               Loan and Security Agreement by and among the Company, RC
America, Inc. and Foothill Capital Corporation ("Foothill").

10b               Secured Promissory Note from the Company and RC America,
Inc. to Foothill.

10c               Pledge and Security Agreement by and between the Company
andFoothill.

10d               Continuing Guarantee of Market Media, Inc.

10g               Security Agreement by and between BPI Packaging (UK)
Limited and Foothill.

10i               * Settlement Agreement by and between the Company and
Mobil Oil Corporation, dated December 10, 1996.

      (h) The following exhibits were filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended November 22, 1996 and filed with the Commission on January 7, 1997, and are incorporated herein by reference:

</Strikeout>

<Strikeout>

10e               Continuing Guarantee of BPI Packaging (UK) Limited.

10f               Security Agreement by and between Market Media, Inc. and
Foothill.

</Strikeout>

   ** 24
<Strikeout> 2
</Strikeout>
   10.30                Agreement, dated January 27, 1999, among DGJ, Ivan
J. Hughes and C. Jill Beresford    (13)    .

   ** 25
<Strikeout>3
</Strikeout>
   10.31          Closing Agreement, dated as of January 27, 1999, by and
among the Company, DGJ, and C. Jill Beresford    (13)    .

   10.32             Securities Purchase Agreement between the Company and
DGJ (14).

   ** 26
<Strikeout>99.3
</Strikeout>
   10.33          Factoring Agreement between the Company and Franklin
Capital Corporation <Strikeout>("Franklin")</Strikeout>    (14)    .

   10.34          Revolving Note issued by the Company to Franklin (14).

10.35             Security Agreement between the Company and Franklin (14).

10.36             Employment Agreement between the Company and C. Jill
Beresford (14).

10.37             Employment Agreement between the Company and James
Koehlinger (14).

   ** 27
<Strikeout>99.8
</Strikeout>
   10.38          Employment Agreement between the Company and Richard H.
Nurse, Ph.D    (14)    .

   ** 28
<Strikeout>99.9
</Strikeout>
   10.39          Employment Agreement between the Company and Hanspeter
Schulz, Ph.D    (14)    .

10.40             Consulting Agreement between the Company and Ivan J.
Hughes (14).

10.41             Employment Agreement between the Company and Peter W.
Blackett (15)

16                Letter from Pricewaterhouse Coopers LLP to the Securities
and Exchange Commission (11).

21                Subsidiaries of the Company (4).


27                Financial Data Schedule.


99                Press Release, dated July 7, 1998 (11).

99.1              Press Release, dated January 28, 1999 (14).

(1) Incorporated by reference from our Form S-18 Registration Statement (No. 33-36142-B) declared effective by the SEC on October 3, 1990.

(2) Incorporated by reference from our Form S-1 Registration Statement (No. 33-39463) declared effective by the SEC on June 13, 1991.

(3) Incorporated by reference from our Form S-1 Registration Statement (No. 33-39463) declared effective by the SEC on June 13, 1991.

(4) Incorporated by reference from our Annual Report on Form 10-K and amendment thereto initially filed with the SEC on June 10, 1994.

(5)   Incorporated by reference from our     <Strikeout>(i)The following
exhibit was filed as part of the Company's</Strikeout> Quarterly Report on
Form 10-Q for the quarter ended August    25, 1995 and filed with the SEC
on October 6, 1995.

(6) Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended November 24, 1995 and filed with the SEC on January 8, 1996.

(7)      Incorporated by reference from our Annual Report on Form 10-K for
the fiscal year ended February     23, 1996 and filed with the Commission
on <Strikeout>October 15, 1996, and is incorporated herein by
reference.</Strikeout>    June 7, 1996.

(8) Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended August 23, 1996 and filed with the SEC on October 15, 1996.

(9) Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended November 22, 1996 and filed with the SEC on January 7, 1997.

(10) Incorporated by reference from of our Annual Report on Form 10-K for the 10 month period ended December 31, 1997 and filed with the SEC on May 27, 1998.

(11) Incorporated by reference from our Current Report on Form 8-K with the SEC on July 14, 1998.

(12) Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and filed with the SEC on November 16, 1998.

(13) Incorporated by reference from our Schedule 13D filed with the SEC on February 2, 1999.

(14) Incorporated by reference from our Current Report on Form 8-K, dated January 27, 1999, and filed with the SEC on February 11, 1999.

(15) Incorporated by reference from our Current Report on Form 8-K, dated March 31, 1999, and filed with the SEC on March 31, 1999.


<Strikeout>
      (j) The following exhibits were filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended February 23, 1996 and filed with the Commission on June 7, 1996, and are incorporated herein by reference:

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

10a** Form of Employment Agreement of Dennis N. Caulfield.

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

10i** 1990 Stock Option Plan.

      (q) The Financial Statement Schedules filed as part of the Company's Form 10-K for the 10 month period ended December 31, 1997 and for the fiscal years ended February 28, 1997, February 23, 1996 and
February 24, 1995 as filed with the Securities and Exchange Commission on May 27, 1998, June 13, 1997, June 7, 1996 and May 26, 1995, respectively, and are incorporated herein by reference.
</Strikeout>

_______________________________

*     Certain formation withheld and filed separately with the <Strikeout>
Commission</Strikeout>    SEC     pursuant to a request for confidential
treatment.

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

                                    BPI PACKAGING TECHNOLOGIES, INC.


Date: <Strikeout>March 31</Strikeout>
         May 28    , 1999


      By:   /s/ Hanspeter Schulz
            ------------------------------
            Hanspeter Schulz, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                     Title                        Date
---------                     ----------                   ----------


/s/ Hanspeter Schulz          President and Director       <Strikeout>
                                                           March 31
                                                           </Strikeout>
                                                              May 28    ,
                                                           1999


/s/ Ivan J. Hughes            Chairman of the Board        <Strikeout>
                                                           March 31
                                                           </Strikeout>
                                                              May 28    ,
                                                           1999


/s/ Richard H. Nurse          Vice President of
                              Manufacturing                <Strikeout>
                                                           March 31
                                                           </Strikeout>
                                                              May 28    ,
                                                           1999


/s/ C. Jill Beresford         Vice President of Marketing  <Strikeout>
                                                           March 31
                                                           </Strikeout>
                                                              May 28    ,
                                                           1999


/s/ James F. Koehlinger       Chief Financial Officer,
                              Principal Accounting Officer
                              and Treasurer                <Strikeout>
                                                           March 31
                                                           </Strikeout>
                                                              May 28    ,
                                                           1999

/s/ David N. Laux             Director                     <Strikeout>
                                                           March 31
                                                           </Strikeout>
                                                              May 28    ,
                                                           1999

/s/ Gary R. Edidin            Director                     <Strikeout>
                                                           March 31
                                                           </Strikeout>
                                                              May 28    ,
                                                           1999



/s/ Bruce M. Fleisher         Director                     May 28, 1999



/s/ Allen S. Gerrard          Director                     <Strikeout>
                                                           March 31
                                                           </Strikeout>
                                                              May 28    ,
                                                           1999



/s/ Theodore L. Koenig        Director                     May 28, 1999

                      BPI PACKAGING TECHNOLOGIES, INC.

                                  INDEX TO
                      CONSOLIDATED FINANCIAL STATEMENTS


                                                                Page

Report of Independent Accountants
  -- Livingston & Haynes, P.C.                                  F-2

Report of Former Independent Accountants
  -- PricewaterhouseCoopers LLP                                 F-3

Consolidated Balance Sheets as of December 31, 1998
  and 1997                                                      F-4

Consolidated Statements of Operations for the
  year ended December 31, 1998, the 10-month period
  ended December 31, 1997 and the fiscal year ended
  February 28, 1997                                             F-6

Consolidated Statements of Stockholders' Equity
  for the year ended December 31, 1998, the 10-month period
  ended December 31, 1997 and the fiscal year ended
  February 28, 1997                                             F-7

Consolidated Statements of Cash Flows for the year ended
  December 31, 1998, the 10-month period ended December 31,
  1997 and the fiscal year ended February 28, 1997              F-12

Notes to Consolidated Financial Statements                      F-14

                     REPORT OF INDEPENDENT ACCOUNTANTS
                        -- LIVINGSTON & HAYNES, P.C.


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



/s/ Livingston & Haynes, P.C.

Livingston & Haynes, P.C.
Wellesley, Massachusetts

                  REPORT OF FORMER INDEPENDENT ACCOUNTANTS
                        -- PRICEWATERHOUSECOOPERS LLP



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

      As discussed in Notes 1 and 6 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to the Disposed of," for the year ended February 28, 1997.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts

                      BPI Packaging Technologies, Inc.

                         Consolidated Balance Sheet

                                   Assets



                                                December 31, December 31,
                                                   1998         1997
                                                ------------ ------------

Current assets:
  Cash                                           $    73,116  $   125,220
  Accounts receivable, net                           882,389      721,239
  Inventories, net                                   717,413    1,057,866
  Prepaid expenses                                    51,420       52,948
                                                 -----------  -----------

          Total current assets                     1,724,338    1,957,273
                                                 -----------  -----------

Property and equipment, net                       15,290,305   17,828,860
                                                 -----------  -----------

Deposits - leases and equipment purchases            149,851      141,284
Loans to officers, net                                 6,072        5,416
Other assets, net                                    581,399    1,037,907
                                                 -----------  -----------
                                                     737,322    1,184,607
                                                 -----------  -----------

                                                 $17,751,965  $20,970,740
                                                 ===========  ===========
































                 The accompanying notes are an integral part of these consolidated financial statements.

                      BPI Packaging Technologies, Inc.

                         Consolidated Balance Sheet

                    Liabilities and Stockholders' Equity



                                                December 31, December 31,
                                                   1998         1997
                                                ------------ ------------

Current liabilities
  Note payable                                   $   814,311  $ 1,162,349
  Trade notes payable                                584,433      584,433
  Capital lease obligations due within
    one year                                       3,800,286    4,426,205
  Accounts payable                                 6,597,223    6,714,870
  Accrued expenses                                 2,676,239    2,967,348
                                                 -----------  -----------

          Total current liabilities               14,472,492   15,855,205
                                                 -----------  -----------

Commitments and contingencies

Stockholders' Equity

Series B convertible preferred stock,
  $.01 par value                                   1,466,954    1,466,954

Series A convertible preferred stock,
  $.01 par value                                     674,032    1,126,932

Common stock, $.01 par value; shares
  authorized --  60,000,000 at
  December 31, 1998 and 1997

Shares issued and outstanding - 21,495,621
  and 19,513,496 at December 31, 1998
  and 1997, respectively                             214,956      195,135

Capital in excess of par value                    44,912,833   43,076,603

Accumulated deficit                              (43,989,302) (40,750,089)
                                                 -----------  -----------

                                                   3,279,473    5,115,535
                                                 -----------  -----------

                                                 $17,751,965  $20,970,740
                                                 ===========  ===========













                 The accompanying notes are an integral part of these consolidated financial statements.

                      BPI Packaging Technologies, Inc.

                    Consolidated Statement of Operations



                                    Fiscal        10 Month      Fiscal
                                  Year Ended    Period Ended  Year Ended
                                  December 31,  December 31, February 28,
                                     1998          1997         1997
                                  ------------  ------------ ------------

Net sales                          $10,382,819   $13,951,725  $30,810,037
Cost of goods sold                   8,826,905    17,311,037   27,784,329
                                   -----------   -----------  -----------


Gross profit (loss)                  1,555,914    (3,359,312)   3,025,708

Operating expenses:
  Selling, general and
    administrative                   4,301,842     6,137,985    8,695,612
Bad debt expense                         --          319,736       93,165
Write-down of impaired
  assets and related expenses            --            --       5,385,000
Patent infringement settlement           --            --         512,648
                                   -----------   -----------  -----------

Loss from operations                (2,745,928)   (9,817,033) (11,660,717)

Other (expense) income:
Allowance for officer loan             (68,039)     (586,978)       --

Interest expense                      (471,166)     (984,064)  (1,112,647)
Interest income                         45,920        49,206        9,133
                                    ----------    ----------  -----------

Net loss                           ($3,239,213) ($11,338,869)($12,764,231)
                                   ===========   =========== ============

Basic and diluted net loss
  per share                             ($0.16)       ($0.73)      ($0.96)

Shares used in computing basic
  and diluted net loss per share    20,849,356    15,579,747   13,261,815






















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

                                         BPI Packaging Technologies, Inc.

                             Consolidated Statement of Changes in Stockholders' Equity

                                       For the Year Ended December 31, 1998,
                                  the 10 Month Period Ended December 31, 1997 and
                                   for the Fiscal Year Ended February 28, 1997

                                          Series A             Series B
                                         Convertible         Convertible
                  Common Stock         Preferred Stock     Preferred Stock
               --------------------   ------------------  -------------------
                                                                               Capital in     Accumu-
                                                                               Excess of      lated
                Shares      Amount    Shares    Amount     Shares    Amount    Par Value     Deficit     Total
              ----------  ---------  -------- ----------  -------- ----------  ----------   ---------- ----------
Balance at
 February 23,
 1996         11,800,909    118,009   303,946  1,215,784   146,695  1,466,954 33,615,213  (16,646,989) 19,768,971

Sale of
 common stock
 pursuant to
 Regulation S
 and Regula-
 tion D private
 placement
 offerings,
 net of
 issuance
 costs         1,207,500     12,075                                             2,194,793               2,206,868

Sale of common
 and preferred
 stock pursuant
 to partial
 exercise of
 underwriter's
 warrants from
 prior public
 offerings,
 net of
 issuance
 costs           402,600      4,026   100,000    225,000                          851,024               1,080,050





                                          Series A             Series B
                                         Convertible         Convertible
                  Common Stock         Preferred Stock     Preferred Stock
               --------------------   ------------------  -------------------
                                                                               Capital in     Accumu-
                                                                               Excess of      lated
                Shares      Amount    Shares    Amount     Shares    Amount    Par Value     Deficit     Total
              ----------  ---------  -------- ----------  -------- ----------  ----------   ---------- ----------
Conversion
 of Series A
 convertible
 preferred
 stock to
 common
 stock            56,800        568  (56,800)  (227,200)                         226,632                   --

Sale of
 common stock
 pursuant to
 exercise of
 class B
 warrants
 from the
 Company's
 third public
 offering,
 net of
 issuance
 costs           511,761      5,118                                             1,092,799               1,097,917

Issuance of
 common stock
 based on
 RC America's
 FY96  results     2,550         26                                                 5,074                   5,100

Issuance of
 92,308
 Regulation S
 common shares
 in exchange
 for Series C
 redeemable
 preferred
 stock            92,308        923                                               149,077                 150,000






                                          Series A             Series B
                                         Convertible         Convertible
                  Common Stock         Preferred Stock     Preferred Stock
               --------------------   ------------------  -------------------
                                                                               Capital in     Accumu-
                                                                               Excess of      lated
                Shares      Amount    Shares    Amount     Shares    Amount    Par Value     Deficit     Total
              ----------  ---------  -------- ----------  -------- ----------  ----------   ---------- ----------
Net loss
 for the year
 ended Febru-
 ary 28, 1997

Balance at
 February 28,
 1997         14,074,428    140,745   347,146  1,213,584   146,695  1,466,954  38,134,612 (29,411,220) 11,544,675

Conversion of
 Series A
 convertible
 preferred
 stock to
 common
 stock            21,663        217  (21,663)   (86,652)                           86,435                  --

Issuance of
 common stock
 based on RC
 America FY 97
 results           5,280         52                                                 8,527                   8,579

Sale of
 common stock
 pursuant to
 Regulation S
 and Regulation
 D private
 placement
 offerings,
 net of
 issuance
 costs         4,991,125     49,911                                             4,354,080               4,403,991

Issuance of
 common stock
 in exchange
 for commission
 on private
 placement
 offerings       387,500      3,875                                               383,626                 387,501





                                          Series A             Series B
                                         Convertible         Convertible
                  Common Stock         Preferred Stock     Preferred Stock
               --------------------   ------------------  -------------------
                                                                               Capital in     Accumu-
                                                                               Excess of      lated
                Shares      Amount    Shares    Amount     Shares    Amount    Par Value     Deficit     Total
              ----------  ---------  -------- ----------  -------- ----------  ----------   ---------- ----------
Issuance of
 common stock
 in exchange
 for consulting
 services         33,500        335                                                33,165                  33,500

Warrants
 granted to
 consultants                                                                                    76,158     76,158

Net loss
 for the 10
 month period
 ended Decem-
 ber 31,
 1997                                                                                     (11,338,869)(11,338,869)

Balance at
 December 31,
 1997         19,513,496    195,135   325,483  1,126,932   146,695  1,466,954  43,076,603 (40,750,089)  5,115,535

Sale of
 Stock pursuant
 to Regulation
 D private
 offerings,
 net of
 issuance
 costs         1,868,900     18,689                                             1,264,262               1,282,951

Warrants
 granted for
 lease
 extension                                                                        120,200                 120,200

Conversion of
 Series A
 Convertible
 Preferred       113,225      1,132 (113,225)  (452,900)                          451,768                  --




                                          Series A             Series B
                                         Convertible         Convertible
                  Common Stock         Preferred Stock     Preferred Stock
               --------------------   ------------------  -------------------
                                                                               Capital in     Accumu-
                                                                               Excess of      lated
                Shares      Amount    Shares    Amount     Shares    Amount    Par Value     Deficit     Total
              ----------  ---------  -------- ----------  -------- ----------  ----------   ---------- ----------

Net loss
 for the
 year ended
 December 31,
 1998                                                                                      (3,239,213)(3,239,213)

Balance at
 December 31,
 1998         21,495,621   $214,956   212,258   $674,032   146,695 $1,466,954 $44,912,833 (43,989,302) $3,279,473
              ==========   ========   =======   ========   ======= ========== =========== ============ ==========




























                                      The accompanying notes are an integral
                                    part of consolidated financial statements.

                      BPI Packaging Technologies, Inc.

                    Consolidated Statement of Cash Flows


                                 Fiscal Year    10 Month    Fiscal Year
                                    Ended      Period Ended     Ended
                                 December 31,  December 31, February 28,
                                    1998          1997          1997
                                 ------------  ------------ ------------
Cash flows from operating
 activities:
  Net Loss                        ($3,239,213) ($11,338,869)($12,764,231)
                                  -----------  ------------ ------------

Adjustments to reconcile
 net loss to net cash provided
 (used) by operating activities:
  Depreciation and amortization     2,538,880     2,186,621    3,417,849

  Write-down of impaired assets
   and related expenses                 --            --        5,897,648
  Inventory reserve                  (290,000)     (925,000)   1,215,000
  Allowance for lease losses            --        1,643,377        --
  Allowance for officer loan            --          586,978        --
  Warrants and common stock granted
    to consultants                      --          109,658        --
  Allowance for uncollectible trade
    receivables                         --           175,000       --

Changes in assets and liabilities:
  (Increase) Decrease in accounts
    receivable - trade               (161,150)    1,197,521       84,372
  (Increase) Decrease in inventories  630,453     4,401,587   (1,821,856)
  (Increase) Decrease in prepaid
    expenses                            1,528       217,538     (302,566)
  Increase (Decrease) in other
    assets, net                       456,508       840,896     (198,418)
  (Decrease) Increase in accounts
    payable                          (117,647)      209,020    3,218,584
  (Decrease) Increase in other
    accrued expenses                 (291,109)      364,134      132,409
                                  -----------   -----------  -----------

        Total Adjustments           2,767,463    11,007,330   11,643,022
                                  -----------   -----------  -----------

        Net cash used by
          operating activities       (471,750)     (331,539)  (1,121,209)
                                  -----------   -----------  -----------

Cash flows from investing
 activities:
  Additions to property
    and equipment                        (325)     (212,144)  (1,549,878)
  Cost of patents                       --            --        (144,928)
  Decrease (increase) in
    deposits, net                      (8,567)      (12,823)     388,922
  Advances to officers                   (656)     (112,597)     (44,560)
                                  -----------   -----------  -----------

        Net cash used by
          investing activities         (9,548)     (337,564)  (1,350,444)
                                 ------------  ------------  -----------

                                 Fiscal Year    10 Month    Fiscal Year
                                    Ended      Period Ended     Ended
                                 December 31,  December 31, February 28,
                                    1998          1997          1997
                                 ------------  ------------ ------------

Cash flows from financing
 activities:
  Net (payments) borrowings
   under note payable                (348,038)   (2,571,128)     (19,127)

Principal payments on
 long-term debt and capital
 lease obligations                   (625,919)   (1,492,754)  (1,945,014)

Net proceeds from sales and
  issuances of stock                1,403,151     4,800,071    4,384,835
                                  -----------   -----------  -----------

        Net cash provided by
          financing activities        429,194       736,189    2,420,694
                                  -----------   -----------  -----------

Net (decrease) increase
  in cash                             (52,104)       67,086      (50,959)

Cash at beginning of
  period                              125,220        58,134      109,093
                                  -----------   -----------  -----------

Cash at end of period             $    73,116   $   125,220  $    58,134
                                  ===========   ===========  ===========

Cash paid for interest            $   471,166   $   900,855  $ 1,093,648
                                  ===========   ===========  ===========

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

                      BPI PACKAGING TECHNOLOGIES, INC.

                 Notes to Consolidated Financial Statements


NOTE 1:  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

      BPI Packaging Technologies, Inc. (the "Company") converts commercially available high molecular weight, high density polyethylene
<Strikeout>("HMWHDPE") </Strikeout> resins into thin film, which is either sold directly into industrial or packaging applications or converted in-house into carryout bags of "T-shirt sack" design for supermarkets, convenience stores and other retail markets. The Company utilizes advanced, high quality extrusion, printing and bag making equipment, which was installed between 1990 and 1997. The Company operated two wholly-owned subsidiaries: RC America, Inc., which purchased surplus inventory from manufacturers of consumer products and markets and sells the products to mass merchandise retailers and other retail chains; and Market Media, Inc., which sells and markets in store advertising and promotion programs and anti-smoking advertising programs in public schools. Operations of these two subsidiaries ceased during the year ended December 31, 1998.

SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR
-----------

      The Company changed its fiscal year during the period ended
December 31, 1997 to coincide with the calendar year, resulting in a 10 month period. In the previous year, the Company's fiscal year ended
February 28, 1997.     The Company was unable to accurately recast
operating results to provide for a 12 month period ending December 31, 1997 because monthly closing of the records were not undertaken during the months in questions. The months of January and February are the lowest sales periods of the year under normal seasonality trends. The results for a 12-month period ending December 31, 1997 probably would not have produced a lesser loss for the reporting period than the loss as represented for the 10 month period ending December 31, 1997.

REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK
----------------------------------------------------

      The Company recognizes revenues on an accrual basis upon shipment of products and passage of title to the Company's customers. Concentration of credit risk with respect to accounts receivable is limited due to the number and diversity of customers comprising the Company's customer base. The Company maintains reserves for potential credit losses.

INVENTORIES
-----------

      The Company values its inventories at the lower-of-cost, determined using the first-in, first-out (FIFO) method, or market. Cost includes material and conversion costs.

PROPERTY AND EQUIPMENT
----------------------

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

PATENTS
-------

      Costs associated with obtaining patents are capitalized as incurred and amortized on a straight-line basis over the shorter of the legal term of 17 years or the estimated economic life of the patent.

INCOME TAXES
------------

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

ADVERTISING COSTS
-----------------

      Advertising and trade show costs are expensed as incurred. Total advertising expenses were $42,127, $113,478 and $309,316 for the year ended December 31, 1998, the 10 month period ended December 31, 1997 and for the fiscal year ended February 28, 1997.

BASIS OF CONSOLIDATION
----------------------

      The consolidated financial statements include the results of the Company's wholly-owned subsidiaries, RC America, Inc., and Market Media, Inc. Operations of these two subsidiaries ceased during the year ended December 31, 1998. All inter-company activity has been eliminated in
consolidation.     The Company operates in one reportable segment under
SFAS No. 131. The activities of RC America, Inc. and Market Media, Inc. were not significant to the overall operations of the Company. Therefore, RC America, Inc. and Market Media, Inc. are not presented as discontinued operations.

BASIC AND DILUTED NET LOSS PER SHARE
------------------------------------

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

USE OF ESTIMATES
----------------

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

      The Company's financial instruments are comprised of cash, accounts receivable, deposits, accounts payable and bank borrowings, all of which approximate fair value.

ACCOUNTING FOR STOCK-BASED COMPENSATION
---------------------------------------

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

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------

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

RECLASSIFICATIONS
-----------------

      Certain balances in the prior year financial statements have been reclassified to conform to the current period presentation.

NOTE 2:  GOING CONCERN AND MANAGEMENT'S PLAN

         A going-concern footnote was included with the February 28, 1997 and December 31, 1997 financial statements because the Company had very unfavorable working capital, debt to equity ratio and operating cash flow deficiencies, which raised substantial doubt about the Company's ability to continue as a going concern. The restructuring with DGJ (as described below) significantly improved both the working capital and debt to equity ratios subsequent to December 31, 1998. New management of the Company put into place in the middle of 1998 an operating plan that reduced fixed costs and increased revenues in the second half of 1998. These changes brought about by the new management have resulted in an improvement in the results of operation and produced a positive cash flow from operations for the last six months in 1998 and during the first three months of 1999.

      On January 27, 1999, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with an investor, DGJ, L.L.C., a Delaware limited liability company ("DGJ"), whereby the Company agreed to issue and sell to DGJ, and DGJ agreed to purchase from the Company the following:

      1.    a Promissory Note in the aggregate principal amount of
$3,200,000    (the "Note")    ;

      2. a Common Stock Purchase Warrant for the purchase of up to 80,000,000 shares of the Company's common stock, $.01 par value per share (the "Common Stock"), at an exercise price of $0.04 per share, exercisable until January 27, 2009; and

      3. 1,629,930 shares of Series C Preferred Stock of the Company for $100.

         The Note matures on.

      <Strikeout>The $3,200,000 subordinated note with a term of payment due</Strikeout> February 1, 2004 or earlier <Strikeout>: if the Company enters into a merger, into a public offering in excess of $10,000,000, defaults on the payment of interest or sell 50% or more of its shares in the Company to a shareholder not previously an investor in the Company. The
note</Strikeout>    in the event of a default, the sale of 50% or more of
the Company's assets, the merger or consolidation of the Company, the purchase of 50% or more of the shares of the Common Stock by a person who was not a stockholder of the Company at the time of the execution of the Purchase Agreement, or a primary public offering of the Company's
securities in excess of $10,000,000.  The Note     has an interest rate of
6% per annum payable monthly in arrears<Strikeout>. The note</Strikeout>
   , principal is due at its maturity and it     is secured by all assets
of the Company.     The Note is subordinated to the equipment lease and the
factoring agreement, described below.

         In conjunction with the financing, DGJ required certain members of
the Company's management to invest, in the aggregate,     <Strikeout>In
addition, Company management invested</Strikeout> $300,000 in warrant exercises that appear as subscribed stock on the Pro Forma Balance Sheet. The Common Stock represented by the warrants cannot be issued until approval for an increase in the authorized shares outstanding is obtained at the next annual meeting of stockholders.

         ** 29     In conjunction with the financing, the Company entered
into agreements with most of its unsecured creditors that provided for a discounted payment in February 1999 or a non-interest bearing agreement to pay the entire balance over a three-year period. The unsecured creditor agreements, together with the financing referred to above, allowed the Company to restructure trade notes payable of $584,000 and accounts payable of $6,597,000, or a total of $7,181,000, compared to $1,874,000 of current accounts payable and $1,426,000 of long-term debt, or a total of $3,300,000 after refinancing.

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

      * 29 moved from here; text not shown

         The gain on the restructuring of trade notes payable and accounts payable will be accounted for as an extraordinary item in the Company's Consolidated Statement of Operations in future periods. The creditors who selected the long-term debt agreement are being paid their balances due over a 36-month period in 36 equal installments with no interest. The Company was involved in a patent infringement suit and reached a settlement on January 27, 1999 to pay the balance due of $200,000 as part of the restructuring of the Company's debt described above.

      The Company's equipment, capital and operating leases were funded by the new equipment lease with DGJ. Current obligations of $3,800,000 and accrued lease obligations of $1,643,000 were retired and $1,679,000 of
equipment previously <Strikeout>under</Strikeout>    treated as
operating leases were added to the property and equipment accounts. The new lease carries no debt reduction obligation and is treated as long-term
debt.  The    Company's     combined monthly payments under the retired
leases were reduced from approximately $305,000 per month to $102,000 per
month under the new lease agreement    with DGJ. The term of the lease is
ten years and its monthly payments of $102,000 represent interest only.
The total principal amount of the lease is $6,800,000 and is due at the end of the lease term. The lease has been recorded as a capital lease during the quarter ended March 31, 1999 and will be treated as such in future periods. The lease requires the Company to meet certain financial covenants, including, but not limited to, earnings targets and debt to equity ratios.

      The Note    .

      <Strikeout>A note payable</Strikeout>, warrants and Series C
Preferred Stock purchased by DGJ for $3,200,200 were valued at the discounted fair market value at an assumed rate of 14%. Of the $3,200,000, $480,000 has been recorded as additional capital in excess of par value related to the warrants. The Series C Preferred Stock is determined to have no value separate from the warrants. <Strikeout>The Series C Preferred
Stock is not convertible and</Strikeout>    because it is not convertible
to Common Stock and its redemption price is the same as its purchase price, $100 plus accrued interest at 6% per annum beginning on January 27, 1999.
Also, the Series C Preferred Stock     has no preference in liquidation,
although, it has a voting preference.

      The plan to restructure the Company's operations and management, which began in the third quarter of 1998, to satisfy past due trade creditors and past due operating and capital lease balances, is progressing.

                                         BPI Packaging Technologies, Inc.

                                              Pro Forma Balance Sheet


                            As audited                                                                Pro Forma
                           December 31,                              Adjust-                         December 31,
                               1998                                   ments                              1998
                           ------------                             --------                         ------------

Current assets

Cash                        $     73,116   3,500,000 (1,960,900)     250,000   (885,000)               $  977,216
Accounts receivable,
  net                            882,389                                                                  882,389
Inventories, net                 717,413                                                                  717,413
Prepaid expenses                  51,420                                                                   51,420
                            ------------                                                               ----------
Total current
 assets                        1,724,338                                                                2,628,438

Property and
 equipment, net               15,290,305                                                    1,678,973  16,969,278

Deposits -  leases and
 equipment purchases             149,851                                                     (75,940)      73,911
Loans to officers, net             6,072                                                                    6,072
Other assets, net                581,399                                         885,000    (246,696)   1,219,703
                            ------------ ----------- -----------  ----------  ----------  ----------  -----------
                                 737,322                                                                1,299,686
                            ------------ ----------- ----------   ----------  ----------  ----------  -----------
Total assets                $ 17,751,965   3,500,000 (1,960,900)     250,000           0   1,356,337  $20,897,402
                            ============ =========== ==========   ==========  ==========  ==========  ===========

Current liabilities

Note payable                $    814,311                             250,000                          $ 1,064,311
Trade notes payable              584,433   (584,433)                                                     --
Capital lease obligations
 due within one year           3,800,286                                                  (3,800,286)    --
Accounts payable               6,597,223     584,433 (1,960,900) (1,425,540) (1,846,100)     (75,116)   1,874,000
Accrued expenses               2,676,239                                                  (1,643,377)   1,032,862
                             -----------                                                              -----------





                            As audited                                                                Pro Forma
                           December 31,                              Adjust-                         December 31,
                               1998                                   ments                              1998
                           ------------                             --------                         ------------

Total current
 liabilities                  14,472,492                                                                3,971,173
                              ----------                                                              -----------

Capital lease obligations
 - long-term portion              --                                                        6,800,000   6,800,000
                                                                                                      -----------
Long-term debt
 Accounts Payable                 --                             (1,425,540)                            1,425,540

Notes payable                     --       3,200,000   (480,000)                                        2,720,000

   Stockholders'
equity

Subscribed stock                  --         300,000                                                      300,000

Series B convertible
 preferred stock,
 $.01 par value                1,466,954                                                                1,466,954
Series A convertible
  preferred stock,
  $.01 par value                 674,032                                                                  674,032
Series C redeemable
 preferred stock,
 $.01 par value                    --                                                             100         100

Common stock,
 $.01 par value;
 60,000,000 shares
 authorized                      214,956                                                                  214,956

Capital in excess
 of par value                 44,912,833                480,000                                 (100)  45,392,733

Accumulated deficit         (43,989,302)                                       1,846,100      75,116 (42,068,086)
                             ----------- ----------- ----------- ----------- ----------- -----------  -----------
                               3,279,473                                                                5,980,689
                             ----------- ----------- ----------- ----------- ----------- -----------  -----------
Total Liabilities and
 Shareholders' equity        $17,751,965 $ 3,500,000 (1,960,900)     250,000           0   1,356,337  $20,897,402
                             =========== =========== =========== =========== ===========  =========== ===========


NOTE 3:  ACCOUNTS RECEIVABLE-TRADE

      Accounts receivable-trade consist of the following:

                                             December 31,  December 31,
                                                1998          1997
                                             ------------  ------------

      Accounts receivable-trade               $ 1,066,841   $ 1,071,239
      Allowance for doubtful accounts            (109,452)     (275,000)
      Allowance for credits                       (75,000)      (75,000)
                                              -----------   -----------

                                              $   882,389   $   721,239
                                              ===========   ===========

NOTE 4:  INVENTORIES

      Inventories, net of valuation reserves, consist of the following:

                                             December 31,  December 31,
                                                1998          1997
                                             ------------  ------------

      Raw material                            $   296,427   $   285,058
      Finished goods                              420,986     1,062,808
      Reserves                                      --         (290,000)
                                              -----------   -----------
                                              $   717,413   $ 1,057,866
                                              ===========   ===========

      Raw material includes virgin high density, high molecular weight polyethylene ("HDHMWPE") resin, re-processed HDHMWPE material, color inks and additives, and post-industrial scrap generated during the manufacturing process.

NOTE 5:  PROPERTY AND EQUIPMENT, NET

      Property and equipment consist of the following:

                                             December 31,  December 31,
                                                1998          1997
                                             ------------  ------------

      Machinery and equipment                 $24,817,161   $24,817,161
      Leasehold improvements                    3,611,407     3,611,082
      Office furniture and fixtures               303,731       303,731
      Motor vehicles                               19,900        19,900
                                              -----------   -----------

                                               28,752,199    28,751,874

      Less accumulated depreciation and
         amortization                         (13,461,894)  (10,923,014)
                                              -----------   -----------

                                              $15,290,305   $17,828,860
                                              ===========   ===========

      Assets recorded under capital leases and included in property and equipment were as follows:

                                             December 31,  December 31,
                                                1998          1997
                                             ------------  ------------

      Machinery and equipment                 $13,041,270   $13,041,270
      Less accumulated amortization            (5,478,653)   (4,055,971)
                                              -----------   -----------

                                              $ 7,562,617   $ 8,985,299
                                              ===========   ===========

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

      Description of impaired assets; patents, goodwill and plant assets relating to bag making facilities:

      Patents                                   $1,044,577
      Goodwill                                     620,353
      Plant equipment                            3,335,070
      Reserve for agreement with
        bag-making equipment vendor                285,000
      Write-off of rubber plates used
        in bag-making equipment                    100,000
                                                ----------
      Total                                     $5,385,000
                                                ==========

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

NOTE 8:  OTHER ASSETS

      Other assets are comprised of the following:

                                             December 31,  December 31,
                                                1998          1997
                                             ------------  ------------

      Spare parts and supplies, net           $   334,703   $   669,405
      Other assets                                246,696       368,502
                                              -----------   -----------
                                              $   581,399   $ 1,037,907
                                              ===========   ===========

NOTE 9:  ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                             December 31,  December 31,
                                                1998          1997
                                             ------------  ------------

      Employee compensation and benefits      $    50,750   $   207,283
      Accrued lease expense                     1,643,377     1,643,377
      State taxes and penalties                   299,096       550,000
      Professional fees                            47,000       140,000
      Other                                       636,016       426,688
                                              -----------   -----------

                                              $ 2,676,239   $ 2,967,348
                                              ===========   ===========

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

NOTE 12:  CAPITAL LEASE OBLIGATIONS

      The Company's capital lease obligations consist of the following:

                                             December 31,  December 31,
                                                1998          1997
                                             ------------  ------------

      Total minimum lease payments            $ 4,307,824   $ 5,006,262
      Less amount representing interest           507,538       580,057
                                              -----------   -----------

      Obligations under capital leases          3,800,286     4,426,205
      Less amounts due within one year          3,800,286     4,426,205
                                              -----------   -----------
      Long-term portion                       $    --       $     --
                                              ===========   ===========

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

      Series B, 6% Non-Cumulative, Non-Voting Convertible Preferred
Stock ("Series B Preferred Stock"), redeemable    at $10 per share at the
Company's option and convertible by the stockholder at any time at $10 per share. Such stock retains a liquidation preference over the Series A Preferred Stock at a rate of $10 per share plus any declared but unpaid dividends. At December 31, 1998 and 1997, there were 146,695 shares of Series B Preferred Stock issued and outstanding.

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

                                             December 31,  December 31,
                                                1998          1997
                                             ------------  ------------
Deferred tax assets:
      Allowance for uncollectible accounts    $   310,655   $   377,322
      Net operating loss carryforward          13,270,876    12,825,784
      Inventory                                    53,522       151,993
      Write-down of fixed assets                1,114,955     1,226,450
      Write-down of patents                       367,862       400,031
      Allowance for lease losses                  685,606       685,606
      Investment tax credit                       528,200       528,200
      Other items                                 482,291       489,712
                                              -----------   -----------
      Total deferred tax assets               $16,813,967   $16,685,098
                                              ===========   ===========

Deferred tax liabilities:
      Excess depreciation                     $   162,376   $    76,197
      Prepaid rent                                 99,345       143,281
                                              -----------   -----------

Net deferred tax assets                       $16,552,246   $16,465,620

Deferred tax asset valuation allowance       $(16,552,246) $(16,465,620)

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

NOTE 17:  RELATED PARTY TRANSACTIONS

      <Strikeout>Loans made to a former officer totaled $586,978 at
December 31, 1997 and bear interest at a rate of 9.5%. The loans are due and payable January 1, 2001. The officer had agreed to apply any bonus payments received under the Company's executive bonus plan to reduce the amounts outstanding under the loan. As the Company has suffered recurring net losses and operating cash flow deficiencies, a reserve of $586,978 has been established for this loan as of December31, 1997 and 1998.

      During the year ended December 31, 1998, additional payments totaling $68,039 were made to and on behalf of this former officer. An additional reserve of $68,039 has been established for this loan as of December 31, 1998. This officer is in default of a note payable of $36,000,
which represents a portion of these above advances</Strikeout>    In
November 1990, the Company established an officer's loan receivable from Dennis N. Caulfield, its then Chairman for $132,197. The note was amended in April 1998 and the interest rate change to 6% effective from November 1990 and is now payable on or before January 1, 2001. Interest on the loan, along with advances for travel not offset by expense reports, cause the loan balance to equal $586,978 at December 31, 1997. Mr. Caulfield did not make any payments against the loan from the period beginning 1990 through December 31, 1997. Accordingly, the Company reserved the full amount of this loan on that date. Also, no payments were made in 1998. In addition, the Company paid, on behalf of Mr. Caulfield, approximately $36,000 of a $200,000 personal income tax levy imposed by the Massachusetts Department of Revenues on Mr. Caulfield in exchange for an interest bearing note due on or before June 30, 1998, which has not been repaid. This note
was reserved for as of March 31, 1999    .

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

      The future minimum rental commitments under non-cancelable operating leases as of December 31, 1998 are as follows:

                                                 OPERATING
      FISCAL YEAR                                 LEASES
      -----------                              -----------

      1999                                       1,180,000
      2000                                         893,000
      2001                                         480,000
      2002                                         383,000
      2003                                         383,000
      Thereafter                                 2,243,000
                                                ----------
                                                $5,562,000
                                                ==========

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

      There was no activity under the 1996 Stock Option Plan during the 10 month period ended December 31, 1997 and the year ended February 28, 1997. Transactions under the 1990 and 1993 Stock Option Plans during the 10 month period ended December 31, 1997 and the year ended February 28, 1997 are summarized as follows:

                                Fiscal Year Ended   Ten Month Period Ended
                                December 31, 1998      December 31, 1997
                              --------------------- ----------------------
                                 Weighted Average       Weighted Average
                              ---------------------  ---------------------
                                          Exercise               Exercise
Options                        Shares       Price     Shares       Price
-------                      ----------  ---------- ----------  ----------
Outstanding at
 beginning of year              783,117       $3.54    773,830       $3.98
Options granted whose
 exercise price equal the
 market price of the
 stock on grant date             25,000       $1.25    156,000       $1.75

Options granted whose
 exercise price is greater
 than the market price
 of the stock on grant date

Canceled                      (424,430)       $2.23  (146,713)       $3.98
                            ----------             ----------

Outstanding at year end        383,687        $2.70    783,117       $3.54
                            ==========             ==========

Options exercisable
 at period end                 358,687                629,317
                            ==========             ==========

Weighted average fair value
 of options granted during
 the period                                   $1.25                  $1.75


      In April of 1997, the Company changed the exercise price for selected options granted in prior periods from $6.25, $4.00, $3.88 and $3.00 to $2.50 per share.


                                                        Year Ended
                                                     February 28, 1997
                                                  ------------------------
                                                      Weighted Average
                                                  -----------------------
                                                                 Exercise
Options                                             Shares         Price
-------                                           ----------    ----------

Outstanding at beginning of year                    795,630          $4.04

Options granted whose exercise
  price equal the market price
  of the stock on grant date                         12,500           2.40

Options granted whose exercise
 price is greater than the market
 price of the stock on grant date                     9,200           2.40

Canceled                                            (43,500)          3.49
                                                 ----------

Outstanding at year end                             773,830           3.98
                                                 ==========

                                                        Year Ended
                                                     February 28, 1997
                                                  ------------------------
                                                      Weighted Average
                                                  -----------------------
                                                   Exercise
Options                                             Shares         Price
-------                                           ----------    ----------

Options exercisable at
  period end                                        589,377
                                                 ==========
                                                 ==========

Weighted average fair value
  of options granted during
  the period                                                         $2.40

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

      The following table summarizes information about employee options outstanding at December 31, 1998:

                             OPTIONS OUTSTANDING
                             -------------------

                                            Weighted
                                             Average          Weighted
                       Number of            Remaining          Average
    Range of        Outstanding at        Contractural        Exercise
 Exercise Prices   December 31, 1998          Life              Price
 ---------------   -----------------       -----------       ----------

  $1.25 - 3.00         336,937                4.79            $2.42
   3.88 - 4.75          24,250                4.78             4.13
   5.50 - 5.75          22,500                6.10             5.58
                       -------
                       383,687                4.86             2.71
                       =======

                             OPTIONS EXERCISABLE
                             -------------------

                                 Number                 Weighted
    Range of                 Exercisable at              Average
 Exercise Prices            December 31, 1998        Exercise Price
 ---------------            -----------------        --------------

  $1.25 - 3.00                  313,737                 $2.51
   3.88 - 4.75                   22,450                  4.14
   5.50 - 5.75                   22,500                  5.58
                                -------
                                358,687                  2.81
                                =======

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



                                                 Fiscal      Ten Month
                                               Year Ended    Period Ended
                                              December 31,   December 31,
                                                  1998          1997
                                              ------------   -------------
Net Loss                As reported           ($3,239,213)   ($11,338,869)
                        Pro forma             ($3,245,145)   ($11,468,958)

Basic and diluted       As reported                ($0.16)         ($0.73)
Net loss per share      Pro forma                  ($0.16)         ($0.74)

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

NOTE 23:  SIGNIFICANT FOURTH QUARTER ADJUSTMENTS TO THE
          TEN MONTH PERIOD <Strikeout>ENDING</Strikeout>    ENDED
          DECEMBER 31, 1997

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

                      BPI Packaging Technologies, Inc.

                                 Schedule II

Rule 12-09     VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    FOR THE YEAR ENDED DECEMBER 31, 1998




              COLUMN A   COLUMN B    COLUMN C   COLUMN D    COLUMN E

                        Additional
               Balance    Charged   Deductions   Balance
                 at         to       Accounts    at end     Description of
Description    1/1/98    Expenses   Written-Off of Period   charges
-----------    -------  ----------  ---------------------   --------------

Reserve for
Accounts
Receivable
Credits        75,000        0           0       75,000

Allowance
for Doubtful
Accounts       275,000       0       (165,548)   109,452    Allowance was
                                                            reduced based
                                                            on evaluation
                                                            of Accounts
                                                            Receivable
                                                            at 12/31/98

Inventory
Reserve        290,000       0       (290,000)      0       Inventory
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

               VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
               FOR THE 10 MONTH PERIOD ENDED DECEMBER 31, 1997



              COLUMN A   COLUMN B    COLUMN C   COLUMN D    COLUMN E

                        Additional
               Balance    Charged   Deductions   Balance
                 at         to       Accounts    at end     Description of
Description    3/1/97    Expenses   Written-Off of Period   Charges
-----------    -------  ----------  ---------------------   --------------

Reserve for
Accounts
Receivable
Credits        75,000        0        075,000

Allowance for
Doubtful
Accounts       50,000     225,000        0       275,000    Allowance was
                                                            Increased based
                                                            on evaluation
                                                            of Accounts
                                                            Receivable at
                                                            12/31/97

Inventory
Reserve        850,000       0       (560,000)   290,000    Reserve was
                                                            reduced based
                                                            on evaluation
                                                            of Inventory
                                                            at 12/31/97