Form 10-K405/A
period 1998-12-31
BPI PACKAGING TECHNOLOGIES INC
filed 1999-06-16
CIK 866751

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A



                          AMENDMENT NO. 3 TO FORM 10-K



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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days. Yes / X / No / /.


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. X


         The aggregate market value of the Registrant's voting stock issued and outstanding as of June 3, 1999 was $5,590,135 for the Common Stock and $188,458 for the Series A Convertible Preferred Stock.


         As of June 3, 1999, 21,500,521 shares of Common Stock, $.01 par value per share, were outstanding and 212,258 shares of Series A Convertible Preferred Stock, $.01 par value per share, were outstanding.

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

HISTORY

         The Company's predecessor, Beresford Packaging, Inc. ("Beresford-U.S."), was organized as a wholly owned subsidiary of Beresford Packaging, Inc., a Canadian corporation (that was subsequently amalgamated into Beresford Box Company Limited ("Beresford-Canada"), in February 1988 to acquire certain assets and assume certain liabilities of Surrey Industries, Inc., an unaffiliated entity, which manufactured traditional HMWHDPE plastic bags. The Company was organized as a Delaware corporation in May 1990 and in August 1990 Beresford- U.S. merged into the Company. In February 1993, the stockholders and directors of the Company approved the name change of the Company from BPI Environmental, Inc. to BPI Packaging Technologies, Inc.

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

         The Note matures on February 1, 2004 or earlier in the event of a default, the sale of 50% or more of the Company's assets, the merger or consolidation of the Company, the purchase of 50% or more of the shares of the Common Stock by a person who was not a stockholder of the Company at the time of the execution of the Agreement, or a primary public offering of the Company's securities in excess of

$10,000,000. The Note has an interest rate of 6% per annum payable monthly in arrears, principal is due at its maturity and it is secured by all assets of the Company. The Note is subordinated to the equipment lease and the factoring agreement, described below.


         In connection with the January 1999 Financing, DGJ required certain members of the Company's management, C. Jill Beresford, James F. Koehlinger, Hanspeter Schulz, Richard H. Nurse and Ivan J. Hughes, to invest, in the aggregate, $300,000 in the Company's warrants. The Common Stock represented by the warrants cannot be issued until approval for an increase in the Company's authorized shares of Common Stock is obtained at the next annual meeting of stockholders. See "Employment Contracts, Termination of Employment and Change In Control" below for a description of these warrants and a listing of each member of management owning these warrants and how many shares of Common Stock each is exercisable into.

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


                                                     1999

                                                ANNUAL MARKET              PATENT
                                                  (MILLIONS)               STATUS        COMPETITION
------------------------------------------------------------------------------------------------------------
 HANDI-SAC-TM-                                       $37                 U.S. PATENT     DIRECT: SONOCO
 CONVENIENCE,                                                            ISSUED 1993     T-SACK ROLL
 HARDWARE/AUTOMOTIVE AND                                                                 BAG
 DRUG
                                                                                         INDIRECT: PAPER AND
                                                                                         FLAT T-SACKS
------------------------------------------------------------------------------------------------------------
 FRESH-SAC-Registered                                $63                  U.S. PATENT    DIRECT:  CROWN
 Trademark-                                                               ISSUED 1993    POLY, SEALED
 T-SHIRT PRODUCE BAG                                                                     AIR AND BETTER
                                                                                         BAG

                                                                                         INDIRECT:
                                                                                         PRODUCE BAG
                                                                                         ON A ROLL
------------------------------------------------------------------------------------------------------------
 INSULATION OVERWRAP                                 $15                   PROCESS       DIRECT:
                                                                          TECHNOLOGY     VANGUARD PLASTICS

                                                                                         NO INDIRECT
------------------------------------------------------------------------------------------------------------
 HIGH PERFORMANCE PRINTED                           UNDER                   PROCESS      DIRECT:  EXXON
 TISSUE OVERWRAP FILM                            EVALUATION               TECHNOLOGY     FILMS

                                                                                         NO INDIRECT
------------------------------------------------------------------------------------------------------------
 T-SHIRT CARRYOUT BAG                                $850                U.S. PATENT     DIRECT: VANGUARD,
                                                                            ISSUED       SONOCO AND
                                                                             1989        INTEGRATED BAGGING
                                                                                         SYSTEMS

                                                                                         INDIRECT: KRAFT
                                                                                         PAPER BAGS
------------------------------------------------------------------------------------------------------------

         HANDI-SAC-TM- is a T-shirt bag sold in a patented dispensing mechanism. The patented system allows the retailer to effectively store and dispense T-shirt bags in a limited space under the check-out counter, which is important to convenience, drug, retail and hardware stores. HANDI-SAC-TM- is installed in approximately 11,000 convenience, drug, retail and hardware stores. The annual market potential for HANDI-SAC-TM- is estimated at approximately $37 million. The market is split approximately 70% plastic and 30% paper.

         FRESH-SAC-Registered Trademark- is a thin T-shirt produce bag sold in a patented dispensing mechanism. This program is presently being sold to approximately 600 supermarkets directly and through distributors. Management estimates the annual market potential for the FRESH-SAC-Registered Trademark-Produce Profit Builder Program to be $63 million.

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

         In the patented products, HANDI-SAC-TM- has direct competition from Sonoco Products Company's T-sack roll bag product and flat T-sacks provided by Sonoco Products Company, Vanguard Plastics and others; as well as paper bags. FRESH- SAC-Registered Trademark- has direct competition from: Crown Poly and Sealed Air, which manufacture plastic roll bags in a patented dispensing system; Better Bag, which manufactures flat produce bags; and indirect competition from a variety of traditional plastic low-cost bag-on-a-roll manufacturers.

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

PROPRIETARY PROCESSES, PATENTS AND OTHER RIGHTS

         The Company has developed patents related to T-shirt bags. The Company owns a patent issued in 1989 for its T-shirt carryout bag. In 1993, the Company was issued a U.S. patent for the dispensing system used in conjunction with its FRESH-SAC-Registered Trademark- and HANDI-SAC-TM- products. The Company has a registered trademark in the United States for FRESH-SAC-Registered Trademark-. In 1996, the Company was issued a U.S. patent for its FRESH- SAC-Registered Trademark- advertising vehicle called the Fresh Focus CartridgeTalker-TM-.

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

BACKLOG


         The Company's backlog of firm orders at June 14, 1999 was $1,062,583, as compared to $510,472 at March 26, 1998. The Company generally sells products on an individual purchase order basis to regular customers rather than under annual contracts on a scheduled delivery basis. Accordingly, backlog may fluctuate significantly and may not be an accurate indicator of general business trends.


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

EMPLOYEES

         As of June 14, 1999, the Company had 133 full-time employees. None of the Company's employees are represented by a union.

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


         As of June 3, 1999, the Company had 21,500,521 shares (273 holders) of record for its Common Stock and 188,458 shares (37 holders) of record for its Series A Convertible Preferred Stock. Management believes that there are approximately 4,500 to 5,000 beneficial owners of the Company's Common Stock and Series A Convertible Preferred Stock.


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



COMMON STOCK                                               High Sale/Bid             Low Sale/Bid
                                                           -------------             ------------
Fiscal 1997
         First Quarter                                     $4.25                     $1.375
         Second Quarter                                    $3.625                    $1.625
         Third Quarter                                     $3.6875                   $1.8125
         Fourth Quarter                                    $2.3125                   $1.625

10 Month Period Ended December 31, 1997
         First Quarter                                     $1.96875                  $1.5625
         Second Quarter                                    $1.875                    $1.031
         Third Quarter                                     $2.313                    $1.031
         Fourth Quarter (through December 31, 1997)(1)     $1.938                    $1.063

1998
         First Quarter                                     $1.375                    $0.688
         Second Quarter                                    $1.400                    $0.844
         Third Quarter                                     $ 0.94                    $ 0.125
         Fourth Quarter                                    $ 0.40                    $ 0.12

1999
         First Quarter                                     $ 0.30                    $ 0.14
         Second Quarter (through June 11, 1999)            $ 0.30                    $ 0.14


--------------------

(1) In December 1997, the Company changed its fiscal year end from February 28 to December 31.

RECENT SALES OF UNREGISTERED SECURITIES

         From January 1998 to June 1998, the Company conducted a Rule 144A offering of private placement units that resulted in total proceeds of $1,485,000. Each unit consisted of 100,000 shares of Common Stock and a three-year warrant to purchase 100,000 shares of Common Stock at $1.25 per share. The offering price was $90,000 per unit and the total offering was valued at $1,530,000. This offering was not underwritten. However, the Company retained an investment advisor which received fees in cash of $197,200 and warrants to purchase Common Stock as compensation for introducing prospective investors to the Company for this offering. Under exemptions from registration under the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act and Regulations D and S promulgated under the Act, the securities were initially sold within the United States to accredited investors and qualified institutional buyers and outside the United Stated to non-U.S. investors. The proceeds of the offering as well as the proceeds from the exercises of any of the warrants are being used and will be used as working capital. The securities sold in the offering have not been registered under the Act, but are expected to be registered in the third quarter of 1999.

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

                                                    STATEMENT OF OPERATIONS DATA


                                Year Ended         Ten Month Period Ended                 Fiscal Years Ended
                                December 31,            December 31,     February 28,         February 23,        February 24,
                                   1998                    1997              1997                 1996               1995
                                   ----                    ----              ----                 ----               ----

Net sales                       $10,382,819            $13,951,725       $30,810,037          $28,839,954         $25,254,645
Cost of goods sold                8,826,905             17,311,037        27,784,329           26,161,723         19,879,041
                                  ---------             ----------      ------------          -----------         ----------
Gross profit (loss)               1,555,914             (3,359,312)        3,025,708            2,678,231          5,375,604

Selling, general and
   administrative expense         4,301,842              6,137,985         8,695,612            6,370,956          5,029,832
Bad debt expense                      --                   319,736            93,165                --                 --
Write-down of impaired assets
   and related expenses               --                     --            5,385,000                --                 --
Patent infringement settlement        --                     --              512,648                --                 --
Income (loss) from
operations                       (2,745,928)            (9,817,033)      (11,660,717)          (3,692,725)           345,772
Allowance for officer loan          (68,039)              (586,978)            --                   --                 --
Interest and other
   expense                         (471,166)              (984,064)       (1,112,647)            (865,206)          (280,445)
Interest income                      45,920                 49,206             9,133               47,786             77,104
Non-recurring charges                 --                     --                --                   --              (989,917)
                                 ----------              ----------        ----------           ----------         ----------
Net loss                         (3,239,213)           (11,338,869)      (12,764,231)          (4,510,145)          (847,486)
Basic and diluted net loss
   per share                           (.16)                  (.73)             (.96)                (.38)              (.08)
Shares used in computing
basic and diluted net loss per
   share                         20,849,356             15,579,747        13,261,815           11,756,532          10,670,040



                                                    BALANCE SHEET DATA



                                  At                At                 At                At               At
                             December 31,       December 31,      February 28,      February 23,     February 24,
                                 1998              1997               1997              1996             1995
                                 ----              ----               ----              ----             ----

Total assets                 $17,751,965      $  20,970,740       $29,247,231       $35,277,975      $35,341,925
Long term obligations        $   --           $    --             $ 3,809,241       $ 5,441,057      $ 4,495,692
Redeemable preferred
   stock                     $   --           $    --             $    --           $   183,369      $   183,369
Working capital (deficit)   ($12,748,154)      ($13,897,932)      ($5,819,144)      ($2,767,867)     $ 3,909,634
Stockholders' equity         $ 3,279,473      $   5,115,535       $11,544,675       $19,768,971      $24,048,204



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

         Sales of the Company's proprietary bag products, FRESH-SAC-Registered Trademark- T-shirt sack produce bag and HANDI-SAC-TM-, were $7,799,714 in the year ended December 31, 1998, compared to sales of $6,185,039 in the 10 month period ended December 31, 1997. Sales of traditional products decreased to $1,595,010 in the year ended December 31, 1998 from $6,739,028 in the 10 month period ended December 31, 1997. The Company exited the traditional bag market during the 10 month period ending December 31, 1997 and had sales of $536,543 in the first nine months of such period compared to sales of $1,058,467 in the last quarter of 1998, when the Company elected to return to the traditional bag market. The sales of the Company's insulation overwrap films were $988,095 in 1998 compared to $58,731 in the 10 month period ended December 31, 1997, an increase of $929,364. RC America, Inc. had no sales in 1998, compared to $968,927 in the 10 month period ended December 31, 1997.

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

         Operating profits (loss) for the various business units are as follows:

                                                         Year Ended           10 Month Period ended
                                                     December 31, 1998          December 31, 1997
                                                     -----------------        ---------------------
Proprietary, traditional and film products              ($1,004,120)              ($ 7,878,610)
RC America, Inc.                                           (130,345)                   (34,584)
BPI Packaging Technologies, Inc.                             (7,353)                      (119)
Market Media, Inc.                                         (122,136)                  (391,853)
Unallocated corporate overhead                           (1,481,974)                (1,511,867)
                                                       ------------               ------------

Operating profit (loss)                                 ($2,745,928)              ($ 9,817,033)
Allowance for officer loan                                  (68,039)                  (586,978)
Interest expense, net                                      (425,246)                  (934,858)
                                                       ------------               ------------
Net loss                                                ($3,239,213)              ($11,338,869)
                                                       ------------               ------------
                                                       ------------               ------------

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

         Sales of the Company's proprietary bag products, FRESH-SAC-Registered Trademark- T-shirt sack produce bag, HANDI-SAC -TM- and MAXI-SAC-TM-, and film products were $6,185,039 in the 10 month period ended December 31, 1997, compared to sales of $12,035,704 in Fiscal 1997. Sales of traditional products decreased to $6,739,028 in the 10 month period ended December 31, 1997 from $16,571,656 in Fiscal 1997. The Company also had sales of insulation overwrap of $58,731 during the 10 month period ended December 31, 1997. RC America, Inc.'s net sales were $968,927 in the 10 month period ended December

31, 1997 compared to $2,067,746 in Fiscal 1997. Market Media, Inc. recorded no sales in the 10 month period ended December 31, 1997, compared to sales of $134,932 during Fiscal 1997.

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

         Operating profits (loss) for the various business units are as follows:


                                                  10 Month Period Ended
                                                      December 31, 1997           Fiscal 1997
                                                  ---------------------           -----------
Proprietary, traditional and film products              ($7,878,610)              ($9,079,854)
RC America, Inc.                                            (34,584)                   53,591
BPI Packaging, Inc.                                            (119)                   (2,205)
Market Media, Inc.                                         (391,853)                 (809,199)
Unallocated corporate overhead                           (1,511,867)               (1,823,050)
                                                        -----------                -----------

Operating profit (loss)                                 ($9,817,033)             ($11,660,717)
Allowance for Officer Loan                                 (586,978)              (    --    )
Interest expense, net                                      (934,858)               (1,103,514)
                                                        -----------                -----------
Net loss                                               ($11,338,869)             ($12,764,231)
                                                       ------------               ------------
                                                       ------------               ------------

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

LIQUIDITY

         The Company's cash flow was enhanced by $2,538,880 from depreciation and amortization non-cash charges in 1998. Inventory was reduced by $630,453 during 1998. The current asset ratio was 0.12:1 at December 31, 1998 and 0.66:1 after a financial restructuring that occurred on January 27, 1999. See "Business Recent Financing." The debt-to-equity ratio was 4.4:1 at December 31, 1998 and 2.8:1 after the January 27, 1999 financial restructuring.

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

         The Company sent questionnaires to all 409 vendors as of May 14, 1999 regarding their Year 2000 compliance status. As of May 24, 1999 the Company received 94 responses. All major vendors responded that they are currently Year 2000 compliant and the other vendors are either Year 2000 compliant or are on schedule to be Year 2000 compliant by December 31, 1999.

         In the most likely-worse case scenario, Year 2000 compliance issues may cause the railroad systems in the United States to become dysfunctional, which would cause the Company to obtain its resin and other supplies by other means of transportation. The Company would be unable to manufacture products and revenues would be impacted 60 days after the rail system ceases to function. The Company's contingency plan is to implement a manual system for its accounting and finance functions. The Company's manufacturing contingency plan is to accumulate a 30-day inventory excess of raw materials by December 31, 1999 to address vendor problems caused by Year 2000 issues.

         The Company has not deferred any of its information technologies projects due to its Year 2000 efforts. Furthermore, there has been no impact from any deferred projects on the Company's financial condition or results of operations.

         The Company is scheduled to be Year 2000 compliant as of July 31, 1999. The only remaining component, as of May 28, 1999, is the Company's financial and accounting systems, described above. The additional costs of achieving full Year 2000 compliance are expected to be $25,000.

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


         HANSPETER SCHULZ, PH.D. Dr. Schulz has been the Company's President and Director since January 1999. From August 1998 to January 1999, Dr. Schulz served as a consultant to the Company. From 1996 to August 1998, Dr. Schulz was a Director of Business Integration for Celanese Ltd. (a member of the Hoechst Group), and was one of three managers responsible for the global installation of Systems Anwendugen Prozesse technologies. From June 1995 to 1996, Dr. Schulz was Business Director for Methanol/Formaldehyde/Polyols, a global commodity business of Celanese (a member of the Hoechst Group) with production sites in the United States, Canada and Germany. From

1982 to June 1995, Dr. Schulz was Vice President and General Manager of the High Density and Ultra High Molecular Weight Polyethylene business at American Hoechst (a member of the Hoechst Group). From 1959 to 1969, Dr. Schulz studied chemistry and related subjects at the Universities of Stuttgart, Germany, Kansas, USA (on a scholarship basis) and Hamburg, Germany resulting in a Ph.D. of Natural Sciences in 1969.


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


         C. JILL BERESFORD. Ms. Beresford has been the Company's Vice President of Marketing since January 1999. From June 1998 until January 1999, she was the Company's Chairman, Chief Executive Officer and Chief Financial Officer. She also served as the Chief Operating Officer of the Company from 1995 to 1998. She served as the Company's President from July 1996 to June 1998. She was Treasurer of the Company from May 1990 to January 1999 and a Director of the Company from March 1989 until January 1999. From May 1990 to July 1995, Ms. Beresford was the Company's Vice President of Marketing. Ms. Beresford attended the University of Guelph, Ontario, Canada and received a Masters degree in Business Administration from Boston University.


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

                           SUMMARY COMPENSATION TABLE

                                                                                                  Long Term
                                                                                             Compensation Awards
                                                                                             -------------------
                                            Annual Compensation
                                            -------------------
                                                                                        Securities
                                                                                        Underlying         All Other
    Name and Principal Position         Fiscal Year        Salary(1)      Bonus(2)      Options(#)       Compensation
    ---------------------------         -----------        ---------      --------      ----------       ------------
Dennis N. Caulfield (3)                   1998              $169,846         $0              0              $9,923(3)
    Former Chief Executive Officer        1997(A)           $266,666         $0              0             $43,323(3)
                                          1997              $320,000         $0              0            $130,220(3)
                                          1996              $320,000         $0              0             $36,174(3)

C. Jill Beresford (4)                     1998              $182,506         $0              0             $12,848(4)
    Chief Executive Officer,              1997(A)           $150,000         $0              0              $6,424(4)
    Chairman of the Board of              1997              $180,000         $0              0             $26,716(4)
    Directors                             1996              $180,000         $0              0             $14,612(4)

                                          1998              $124,856         $0              0              $1,746(5)
Alex F. Vaicunas (5)                      1997(A)           $104,167         $0              0              $3,150(5)
    Former Vice President of Film         1997              $125,000         $0              0              $3,232(5)
    Sales                                 1996              $125,000         $0              0              $1,213(5)


                                          1998              $119,115         $0              0              $8,935(6)
Richard Nurse, Ph.D. (6)                  1997(A)            $64,399         $0              0              $3,410(6)
    Vice   President   of  Technical      1997               $77,279         $0              0              $4,401(6)
    Development                           1996               $71,936         $0              0              $3,656(6)


                                          1998               $32,332         $0              0                $668(7)
Paul  J. DeCristofaro (7)                 1997(A)            $83,410         $0              0                    $0
    Former Chief Financial Officer        1997              $100,092         $0              0                    $0



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

               AGGREGATED OPTION EXERCISED IN THE LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                                                  Number of             Value of
                                                                                  Securities          Unexercised
                                                                                  Underlying          In-the-Money
                                                                             Unexercised Options        Options
                                                                                  at FY-End           Exercisable/
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


         In conjunction with the January 1999 Financing (as defined in Item 1 above), on January 27, 1999, the company entered into an employment agreement with each of Ms. Beresford, Mr. Koehlinger, Dr. Nurse and Dr. Schulz and a consulting agreement with Mr. Hughes with terms as listed below. In addition, on March 22, 1999, the Company entered into an employment agreement with Peter
W. Blackett with terms as listed below.

                  EMPLOYMENT AND CONSULTING AGREEMENT TERMS

EMPLOYEE/CONSULTANT                   BASE SALARY/FEE                   TERM                    WARRANT SHARES
-------------------                   ---------------                   ----                    --------------
C. Jill Beresford                        $125,000                 7/1/99 - 6/30/00                   937,000

James F. Koehlinger                      $125,000                 1/27/99 - 1/27/02                1,719,000

Richard H. Nurse                         $125,000                 1/27/99 - 1/27/02                1,719,000

Hanspeter Schulz                         $150,000                 1/27/99 - 1/27/02                2,188,000

Ivan J. Hughes                          $  52,000                 1/27/99 - 1/27/02                  937,000

Peter W. Blackett                        $125,000                 3/22/99 - 3/21/02                        0

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

         Under the terms of each agreement described above, each of these individuals will receive options to purchase Common Stock during the term of each's respective agreement if the Company equals or exceeds certain financial performance goals. See "Compensation Committee - Board Compensation Committee Report on Executive Compensation - Bonus Plan" below for a description of the performance goals. Also, in consideration of Ms. Beresford, Mr. Koehlinger, Dr. Nurse, Dr. Schulz and Mr. Hughes entering into his or her agreement, the Company granted each of these individuals a warrant to purchase a certain number of shares of Common Stock at $0.04 Per share. Such warrants are not exercisable until the Company's stockholders approve an amendment to the Company's Certificate of Incorporation increasing the number of shares of authorized Common Stock. Such warrants expire on January 27, 2009. Please refer to the chart above, under the title "Warrant Shares," for the number of shares each individual's warrant is exercisable into. Each of these individuals has paid to the Company their respective amount due under these warrants. Dr. Schulz, Mr. Koehlinger, Dr. Nurse and Ms. Beresford borrowed funds in the aggregate amount of $262,520 from DGJ necessary to exercise these warrants. In consideration for the loan from DGJ to these individuals, these individuals pledged the shares which will be issued upon exercise of the warrants. Dr. Schulz is also given, as consideration for his employment, costs related to an apartment and an automobile for the duration of his employment under his employment agreement. Mr. Blackett will be given, as consideration for his employment, reimbursement for reasonable and necessary expenses incurred in connection with the relocation of his personal residence closer to the Company's office.

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

         COMPENSATION FOR PRIOR CHIEF EXECUTIVE OFFICERS. Mr. Caulfield's and Ms. Beresford's compensation as Chief Executive Officer was based upon analysis by the predecessor Compensation Committee of other comparable public companies' chief executive officers' compensation and each's efforts and success in the following areas: establishing strategic goals and objectives for the long-term growth of the Company; raising equity and debt capital needed to allow the Company to erase its working capital deficit and adequately capitalizing the Company to move forward; improving the Company's operating results; and establishing critical strategic partnerships with vendors and distribution channels.

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

                                GRAPHIC OMITTED.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT





DIRECTORS AND EXECUTIVE OFFICERS AND FIVE-PERCENT BENEFICIAL OWNERS

         The following table sets forth the beneficial ownership of Common Stock or Series A Convertible Preferred Stock as of June 3, 1999 by: (i) directors of the Company; (ii) executive officers of the Company; (iii) directors and executive officers of the Company as a group; and (iv) persons who beneficially owned more than 5% of the Common Stock and Series A Preferred Stock or by persons who did not beneficially own more than 5% of the Common Stock and Series A Preferred Stock, in the aggregate, but who constituted members of a "group" within the meaning of Section 13(d)(3) of the Exchange Act, beneficially owning more than 5% of the Common Stock and Series A Preferred Stock. Some of the persons listed below are a member of such a group by virtue of being a party to the Lockup Agreement (the "Lockup Agreement"), by and among Ms. Beresford, Mr. Hughes and DGJ, dated January 27, 1999, pursuant to which the parties agreed to vote their shares of stock as directed by DGJ on any matters presented to the Company's stockholders with respect to the Securities Purchase Agreement. Each of the persons listed below disclaims beneficial ownership in any shares beneficially owned by the others. The number of shares beneficially owned of Common Stock and Series A Convertible Preferred Stock listed below is based on information contained in a Schedule 13D filed with the Commission on behalf of the named persons and on information provided to the Company by the named persons. The percentage of shares of the class each person is listed as beneficially owning is based upon 21,500,521 and 188,458 shares of Common Stock and Series A Convertible Preferred Stock outstanding, respectively, as of June 3, 1999. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.


                                                                                                 PERCENTAGE OF
                                                             NUMBER OF SHARES                  COMMON STOCK AND
NAME AND ADDRESS                                             OF COMMON STOCK                       SERIES A
OF BENEFICIAL OWNER                                        BENEFICIALLY OWNED (1)           PREFERRED STOCK (2)(3)
-------------------                                        ---------------------            ----------------------
Hanspeter Schulz, Ph.D. (4)(5)                                2,188,000                            9.16%
Richard H. Nurse, Ph.D. (4)(5)                                1,725,000                            7.37%
C. Jill Beresford (4)(5)(6)(7)                                2,561,249                           11.32%
James F. Koehlinger (4)(5)                                    1,719,000                            7.34%
Peter W. Blackett (4)                                                 0                               0%
Ivan J. Hughes (5)(7)(8)                                      1,027,000                            4.54%
  Davis and Oak Streets
  Ludlow, Kentucky  41016-0250
David N. Laux (9)                                                52,500                                *
  1700 N. Moore St, Suite 1703
  Arlington, Virginia  22209
Gary R. Edidin (10)                                          80,000,000                           78.67%
  Edidin & Associates
  600 Central Avenue
  Suite 262
  Highland Park, IL 60035
Allen S. Gerrard (11)                                        80,000,000                           78.67%
  Deere Park Capital Management
  40 Skokie Boulevard
  Suite 110


                                                                                                 PERCENTAGE OF
                                                             NUMBER OF SHARES                  COMMON STOCK AND
NAME AND ADDRESS                                             OF COMMON STOCK                       SERIES A
OF BENEFICIAL OWNER                                        BENEFICIALLY OWNED (1)           PREFERRED STOCK (2)(3)
-------------------                                        ---------------------            ----------------------
  Northbrook, IL 60062



Theodore L. Koenig (12)                                               0                                0%
  55 East Monroe Street, Suite 4100
  Chicago, Illinois 60603
Bruce M. Fleisher                                                     0                                0%
  2350 N. Lincoln Park West
  Chicago, Illinois 60614
DGJ (13)                                                     80,000,000                            78.67%
  600 Central Avenue, Suite 262
  Highland Park, Illinois 60036
All Officers and Directors                                   89,220,249                            81.71%
  as a Group (11 persons)(6)(7)(8)(9)

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

(3) Except as otherwise noted, does not give effect to the issuance of: (i) up to 335,153 shares of Common Stock issuable upon conversion of Series A and Series B Convertible Preferred Stock; (ii) up to 180,372 shares issuable upon exercise of warrants issued to an individual and principals of the placement agent in the Company's private placements to overseas DGJs; (iii) up to 1,950,000 shares issuable upon exercise of options granted or available for grant under the Company's 1990, 1993 and 1996 Stock Option Plans; (iv) up to 200,000 shares of Common Stock issuable upon the exercise of warrants issued to financial consultants of the Company, subject to adjustment; and (v) up to 5,000,000 and 900,000 shares of Common Stock issuable upon the exercise of warrants expiring January 27, 2009 and January 27, 2003, respectively, issued to consultants of the Company, subject to adjustments.

(4) These individuals may be reached at the Company's headquarters located at 455 Somerset Avenue, North Dighton, Massachusetts 02764.

(5) These individuals acquired warrants to purchase a certain number of shares Common Stock at $0.04 per share. These warrants expire on January 27, 2009 and are described above in "Board of Directors and Executive Officers - Employment Contracts, Termination of Employment and Change in Control Arrangements." These warrants are not exercisable until the Company's stockholders approve an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock. The following table lists the name of the individual and the corresponding number shares of Common Stock his or her warrant is convertible into (the "Warrant Shares"):

                    Name                       Warrant Shares
                    ----                       --------------
               Hanspeter Schulz, Ph.D.            2,188,000
               Richard H. Nurse, Ph.D.            1,719,000
               C. Jill Beresford                    937,000
               James F. Koehlinger                1,719,000
               Ivan J. Hughes                       937,000
                                                  ---------
                                                  7,500,000


(6) Includes: (i) 1,314,130 shares of Common Stock; (ii) 146,695 shares of Series B Convertible Preferred Stock; (iii) 163,224 shares of Common Stock issuable upon the exercise of an option at a price of $2.50 per share through June 30, 2003; and (iv) 937,000 shares of Common Stock issuable upon the exercise of a warrant (see footnote 5).

(7) Under the terms of the Lockup Agreement, agreed to vote as directed by DGJ with respect to any matters presented to the Company's stockholders with respect to the Agreement and agreed not to sell shares of Common Stock without the prior written consent of DGJ.

(8) Includes: (i) 82,500 shares of Common Stock; (ii) 7,500 shares of Common Stock issuable upon exercise of an option at a purchase price of $2.38 per share through March 24, 2006; and (iii) 937,000 shares of Common Stock issuable upon the exercise of a warrant (see footnote 5).

(9) Includes: (i) 20,000 shares of Common Stock; (ii) 7,500 shares of Common Stock issuable upon exercise of an option at a purchase price of $2.50 per share through June 9, 2002; and (iii) 25,000 shares of Common Stock issuable upon exercise of an option at a purchase price of $1.25 per share through December 31, 2003.

(10) A member of DGJ and also a member of the Board of Managers, Chairman, President and Chief Executive Officer of DGJ. Mr. Edidin holds no shares of the Company directly, but may deemed to beneficially own 80,000,000 shares of Common Stock beneficially owned by DGJ by virtue of his positions with DGJ. See footnote (13) for a description of DGJ's beneficial ownership of 80,000,000 shares of Common Stock. This amount does not include 1,629,930 shares of Series C Preferred Stock of the Company owned by DGJ. Mr. Edidin disclaims beneficial ownership of all such shares.


(11) A Director of Deere Park Capital Management, which is a member of DGJ. He is also a Member of the Board of Managers and Treasurer of DGJ. Mr. Gerrard holds no shares of the Company directly, but may deemed to beneficially own 80,000,000 shares of Common Stock beneficially owned by DGJ by virtue of his positions with DGJ. See footnote (13) for a description of DGJ's beneficial ownership of 80,000,000 shares of Common Stock. This amount does not include 1,629,930 shares of Series C Preferred Stock of the Company owned by DGJ. Mr. Gerrard disclaims beneficial ownership of such shares.

(12) A member of Monroe Investments, Inc., which is a member of Hilco BPI, L.L.C., which is a member of DGJ. He disclaims beneficial ownership of stock of the Company except to the extent of his membership interest in DGJ through such entities.



(13) Includes 30,937,500 shares of Common Stock currently issuable upon the exercise of a warrant at a price of $0.04 per share through January 27, 2009 and 49,062,500 shares of Common Stock issuable upon the exercise of a warrant at a price of $0.04 per share through January 27, 2009 if the stockholders approve at the Annual Meeting of Stockholders or a special meeting of stockholders the increase in the authorized number of shares of Common Stock. However, DGJ has indicated that it has no current intention of exercising this warrant to purchase Common Stock. This amount does not include 1,629,930 shares of Series C Preferred Stock of the Company owned by DGJ.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Ivan J. Hughes, a director of the Company, is the President of the Plastic's Division, and a director and a member of the Executive and Compensation Committees of Duro Bag. In January, February, March, April and May Duro Bag issued purchase orders for $192,000, $190,335, $209,513, $255,729 and
$0 to the Company to purchase bags for Duro Bag customers. The Company expects similar orders from Duro Bag to those received in the first four months of 1999 during the remainder of the year. The Company manufactures these products on behalf of Duro Bag for its customers. The Company sells these products on terms as contracted by Duro Bag and its customers, which terms are equal, if not better, than the Company could obtain from its other customers for these products.


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

         Four of the Company's directors, Gary R. Edidin, Allen S. Gerrard, Theodore L. Koenig and Bruce M. Fleisher, are either affiliated with DGJ or have been appointed by DGJ. The January 1999 Financing and all other transactions between the Company and DGJ will be deemed to be related party transactions due to the relationship of these directors to DGJ. Also, Mr. Koenig is a partner with the Chicago-based law firm of Holleb & Coff, which provides legal services to the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS.

         The financial statements required to be filed by Item 8 herewith are as follows:

                                                                           Page
                                                                           ----

         Report of Independent Accountants                                 F-1
          -- Livingston & Haynes, P.C.

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

         Notes to Consolidated Financial Statements                        F-10

(a)(2) FINANCIAL STATEMENT SCHEDULES. The financial statement schedules required to be filed by Item 8 herewith is as follows:

         Schedule II     Valuation and Qualifying Accounts                  S-1

(a)(3)   Exhibits:

EXHIBIT NO.:  DESCRIPTION TITLE:

3             Certificate of Incorporation of the Company, as amended (6)

3.1           By-laws of the Company, as amended (6).

4 Form of Certificate of Designation of Series A Convertible Preferred Stock, as amended (2).

4.1 Form of Amended Certificate of Designation for Series B Convertible Preferred Stock (2).

4.2           Specimen Series A Convertible Preferred Stock Certificate (2).

4.3           Form of Common Stock Purchase Warrant (13).

4.4           Certificate of Designation of Series C Preferred Stock (13).

4.5           Pledge Agreement, dated as of January 27, 1999, between DGJ and
              C. Jill Beresford (13).

4.6 Common Stock Purchase Warrant issued by the Company to Global Financial Services, Inc. (14).

4.7           Common Stock Purchase Warrant issued by the Company to DGJ,
              L.L.C. (14).

4.8           Common Stock Purchase Warrant issued by the Company to Brantrock
              (14).

10**          1990 Stock Option Plan (1).

10.1**        Form of Employment Agreement of Dennis N. Caufield (3).

10.2**        Form of Employment Agreement of C. Jill Beresford (3).

10.3**        Form of Employment Agreement of Alex F. Vaicunas (3).

10.4**        1993 Stock Option Plan (3).

10.5          Stock Exchange Agreement by and between the Company and Ronald V.
              Caufield (4).

10.6**        Employment Agreement of Ronald V. Caufield (4).

10.7 Agreement for Purchase and Sale of Assets, dated June 23, 1995, by and among Market Media, Inc., Floor Focus Media, Inc. and Carmen N. Fasula (5).

10.8          Amendment to Promissory Note of Dennis N. Caufield (7).

10.9 Lease for Premises at 455-473 Somerset Ave., North Dighton, Massachusetts (7).

10.10**       1996 Stock Option Plan (8).

10.11 Loan and Security Agreement by and among the Company, RC America, Inc. and Foothill Capital Corporation (9).

10.12         Secured Promissory Note from the Company and RC America to
              Foothill (9).

10.13 Pledge and Security Agreement by and between the Company and Foothill (9).

10.14         Continuing Guaranty of Market Media, Inc (9).

10.15         Continuing Guarantee of BPI Packaging (UK) Limited (9).

10.16         Security Agreement by and between Market Media, Inc. and Foothill
              (9).

10.17 Security Agreement by and between BPI Packaging (UK) Limited and Foothill (9).

10.18* Settlement Agreement by and between the Company and Mobil Oil Corporation, dated December 10, 1996 (9).

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

10.27         Invoice Purchase and Sale Agreement, dated August 19, 1998 (12).

10.28         Joint Filing Agreement (13).

10.29 Securities Purchase Agreement, dated as of January 27, 1999, between the Company and DGJ (13).

10.30 Agreement, dated January 27, 1999, among DGJ, Ivan J. Hughes and C. Jill Beresford (13).

10.31 Closing Agreement, dated as of January 27, 1999, by and among the Company, DGJ, and C. Jill Beresford (13).

10.32         Securities Purchase Agreement between the Company and DGJ (14).

10.33 Factoring Agreement between the Company and Franklin Capital Corporation (14).

10.34         Revolving Note issued by the Company to Franklin (14).

10.35         Security Agreement between the Company and Franklin (14).

10.36         Employment Agreement between the Company and C. Jill Beresford
              (14).

10.37         Employment Agreement between the Company and James Koehlinger
              (14).

10.38         Employment Agreement between the Company and Richard H. Nurse,
              Ph.D (14).

10.39         Employment Agreement between the Company and Hanspeter Schulz,
              Ph.D (14).

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

(5) Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended August 25, 1995 and filed with the SEC on October 6, 1995.

(6) Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended November 24, 1995 and filed with the SEC on January 8, 1996.

(7) Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended February 23, 1996 and filed with the Commission on June 7, 1996.

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

(14) Incorporated by reference from our Current Report on Form 8-K, dated January 27, 1999, and filed with the SEC on February 11, 1999.

(15) Incorporated by reference from our Current Report on Form 8-K, dated March 31, 1999, and filed with the SEC on March 31, 1999.


* Certain formation withheld and filed separately with the SEC pursuant to a request for confidential treatment.
**   These exhibits relate to executive compensation plans and arrangements.

 (b) REPORTS ON FORM 8-K: No reports on Form 8-K were filed during the fourth quarter of 1998 by the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BPI PACKAGING TECHNOLOGIES, INC.


Date:  June 16, 1999

                                             By:    /s/ Hanspeter Schulz
                                                    ---------------------------
                                                    Hanspeter Schulz, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Signature                                  Title                                                    Date
---------                                  -----                                                    ----
/s/ Hanspeter Schulz                       President and Director                              June 16, 1999
--------------------


/s/ Ivan J. Hughes                         Chairman of the Board                               June 16, 1999
------------------


/s/ Richard H. Nurse                       Vice President of Manufacturing                     June 16, 1999
--------------------


/s/ C. Jill Beresford                      Vice President of Marketing                         June 16, 1999
---------------------


/s/ James F. Koehlinger                    Chief Financial Officer,                            June 16, 1999
-----------------------                    Principal Accounting Officer and
                                           Treasurer


/s/ David N. Laux                          Director                                            June 16, 1999
-----------------


/s/ Gary R. Edidin                         Director                                            June 16, 1999
------------------


/s/ Bruce M. Fleisher                      Director                                            June 16, 1999
---------------------


/s/ Allen S. Gerrard                       Director                                            June 16, 1999
--------------------


/s/ Theodore L. Koenig                     Director                                            June 16, 1999
----------------------

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

      REPORT OF FORMER INDEPENDENT ACCOUNTANTS - PRICEWATERHOUSECOOPERS LLP



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

                        BPI PACKAGING TECHNOLOGIES, INC.

                           Consolidated Balance Sheet

                      Liabilities and Stockholders' Equity

                                                             December 31, 1998            December 31, 1997
                                                             -----------------            -----------------
Current liabilities
Note payable                                                 $        814,311             $    1,162,349
Trade notes payable                                                   584,433                    584,433
Capital lease obligations due within one year                       3,800,286                  4,426,205
Accounts payable                                                    6,597,223                  6,714,870
Accrued expenses                                                    2,676,239                  2,967,348
                                                                    ---------                  ---------
         Total current liabilities                                 14,472,492                 15,855,205
                                                                   ----------                 ----------

Commitments and contingencies

Stockholders' Equity

Series B convertible preferred stock, $.01 par value                1,466,954                  1,466,954

Series A convertible preferred stock, $.01 par value                  674,032                  1,126,932

Common stock, $.01 par value; shares authorized --
60,000,000 at December 31, 1998 and 1997 Shares
issued and outstanding - 21,495,621 and 19,513,496 at December 31, 1998 and 1997, respectively

                                                                      214,956                    195,135

Capital in excess of par value                                     44,912,833                 43,076,603
Accumulated deficit                                               (43,989,302)               (40,750,089)
                                                                   ----------                 ----------
                                                                    3,279,473                  5,115,535
                                                                    ---------                  ---------

                                                             $     17,751,965             $   20,970,740
                                                              ---------------              -------------
                                                              ---------------              -------------


                   The accompanying notes are an integral part of these consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

                      Consolidated Statement of Operations

                                                                   10 Month period
                                           Fiscal Year Ended             Ended             Fiscal Year Ended
                                           December 31, 1998       December 31, 1997       February 28, 1997
                                           -----------------       -----------------       -----------------
Net sales                                 $      10,382,819        $      13,951,725      $     30,810,037
Cost of goods sold                                8,826,905               17,311,037            27,784,329
                                                  ---------               ----------            ----------

Gross profit (loss)                               1,555,914               (3,359,312)            3,025,708

Operating expenses:
Selling, general and administrative               4,301,842                6,137,985             8,695,612
Bad debt expense                                     ---                     319,736                93,165
Write-down of impaired assets and
  related expenses                                   ---                      ---                5,385,000
Patent infringement settlement                       ---                      ---                  512,648
                                          -----------------          ---------------               -------

Loss from operations                             (2,745,928)              (9,817,033)          (11,660,717)

Other (expense) income:
Allowance for officer loan                          (68,039)                (586,978)                ---
Interest expense                                   (471,166)                (984,064)           (1,112,647)
Interest income                                      45,920                   49,206                 9,133
                                                     ------                   ------                 -----

Net loss                                        ($3,239,213)            ($11,338,869)         ($12,764,231)
                                                -----------             ------------          -------------
                                                -----------             ------------          -------------

Basic and diluted net loss per share                ($0.16)                  ($0.73)               ($0.96)
Shares used in computing basic and
  diluted net loss per share                     20,849,356               15,579,747            13,261,815


                   The accompanying notes are an integral part of these consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

            Consolidated Statement of Changes in Stockholders' Equity

         For the Year Ended December 31, 1998, the 10 Month Period Ended December 31, 1997 and for the Fiscal Year Ended February 28, 1997

                                                                                Series A Convertible
                                                         Common Stock             Preferred Stock
                                                         ------------             ---------------


                                                     Shares        Amount       Shares         Amount
                                                     ------        ------       ------         ------
Balance at February 23, 1996                       11,800,909     118,009       303,946       1,215,784

     Sale of common stock pursuant to
     Regulation S and Regulation D private
     placement offerings, net of issuance costs    1,207,500      12,075

     Sale of common and preferred stock
     pursuant to partial exercise of
     underwriter's warrants from prior public
     offerings, net of issuance costs              402,600        4,026         100,000       225,000

     Conversion of Series A convertible
     preferred stock to common stock               56,800         568           (56,800)      (227,200)

     Sale of common stock pursuant to exercise
     of class B warrants from the Company's
     third public offering, net of issuance
     costs                                         511,761        5,118

     Issuance of common stock based on RC
     America's FY96 results                        2,550          26

     Issuance of 92,308 Regulation S common
     shares in exchange for Series C redeemable
     preferred stock                               92,308         923

     Net loss for the year ended February 28,
     1997


Balance at February 28, 1997                       14,074,428     140,745       347,146       1,213,584

     Conversion of Series A convertible
     preferred stock to common stock               21,663         217           (21,663)      (86,652)

     Issuance of common stock based on RC
     America FY 97 results                         5,280          52

     Sale of common stock pursuant to
     Regulation S and Regulation D private
     placement offerings, net of issuance costs    4,991,125      49,911



                                                   Series B Convertible
                                                      Preferred Stock
                                                      ---------------
                                                                               Capital in          Accumu-
                                                                               Excess of            lated
                                                  Shares         Amount        Par Value           Deficit               Total
                                                  ------         ------        ---------           -------               -----
Balance at February 23, 1996                      146,695       1,466,954       33,615,213        (16,646,989)          19,768,971

     Sale of common stock pursuant to
     Regulation S and Regulation D private
     placement offerings, net of issuance costs                                 2,194,793                               2,206,868

     Sale of common and preferred stock
     pursuant to partial exercise of
     underwriter's warrants from prior public
     offerings, net of issuance costs                                           851,024                                 1,080,050

     Conversion of Series A convertible
     preferred stock to common stock                                            226,632                                 --

     Sale of common stock pursuant to exercise
     of class B warrants from the Company's
     third public offering, net of issuance
     costs                                                                      1,092,799                               1,097,917

     Issuance of common stock based on RC
     America's FY96 results                                                     5,074                                   5,100

     Issuance of 92,308 Regulation S common
     shares in exchange for Series C redeemable
     preferred stock                                                            149,077                                 150,000

     Net loss for the year ended February 28,
     1997


Balance at February 28, 1997                      146,695       1,466,954       38,134,612        (29,411,220)          11,544,675

     Conversion of Series A convertible
     preferred stock to common stock                                            86,435                                       --

     Issuance of common stock based on RC
     America FY 97 results                                                      8,527                                   8,579

     Sale of common stock pursuant to
     Regulation S and Regulation D private
     placement offerings, net of issuance costs                                 4,354,080                               4,403,991

                                                Series A Convertible     Series B Convertible
                             Common Stock          Preferred Stock          Preferred Stock
                             ------------          ---------------          ---------------
                                                                                                Capital in    Accumu-
                                                                                                Excess of      lated
                          Shares      Amount     Shares      Amount      Shares     Amount      Par Value     Deficit        Total
                          ------      ------     ------      ------      ------     ------      ---------     -------        -----
   Issuance of common
   stock in exchange
   for commission on
   private placement
   offerings              387,500     3,875                                                      383,626                   387,501

   Issuance of common
   stock in exchange
   for consulting
   services               33,500      335                                                        33,165                     33,500

   Warrants granted to
   consultants                                                                                   76,158                     76,158

   Net loss for the 10
   month period ended
   December 31, 1997                                                                                      (11,338,869) (11,338,869)

Balance at December 31,
1997                    19,513,496  195,135    325,483     1,126,932   146,695    1,466,954    43,076,603  (40,750,089)  5,115,535

   Sale of Stock
   pursuant to
   Regulation D private
   offerings, net of
   issuance costs         1,868,900   18,689                                                   1,264,262                  1,282,951

   Warrants granted for
   lease extension                                                                               120,200                    120,200

   Conversion of Series
   A Convertible
   Preferred              113,225     1,132      (113,225)   (452,900)                           451,768                        --

   Net loss for the
   year ended December
   31, 1998                                                                                                  (3,239,213) (3,239,213)

Balance at December 31,
1998                   21,495,621  $214,956   212,258     $674,032    146,695    $1,466,954   $44,912,833  ($43,989,302) $3,279,473
                       ----------  --------   -------     --------    -------    ----------   -----------   -----------  ----------
                       ----------  --------   -------     --------    -------    ----------   -----------   -----------  ----------

                     The accompanying notes are an integral
                   part of consolidated financial statements.

                                         BPI PACKAGING TECHNOLOGIES, INC.


                                       Consolidated Statement of Cash Flows

                                                                               10 Month period
                                                        Fiscal Year Ended           ended           Fiscal Year Ended
                                                        December 31, 1998     December 31, 1997     February 28, 1997
                                                        -----------------     -----------------     -----------------
Cash flows from operating activities:
     Net Loss                                                 ($3,239,213)         ($11,338,869)         ($12,764,231)
                                                               ----------           -----------           -----------

Adjustments to reconcile net loss to net cash
provided (used) by operating
     activities:
     Depreciation and amortization                              2,538,880             2,186,621             3,417,849
     Write-down of impaired assets and related
         expenses                                                --                    --                   5,897,648
     Inventory reserve                                           (290,000)             (925,000)            1,215,000
     Allowance for lease losses                                  --                   1,643,377              --

     Allowance for officer loan                                  --                     586,978              --

     Warrants and common stock granted to consultants            --                     109,658              --

     Allowance for uncollectible trade receivables               --                     175,000              --

Changes in assets and liabilities:
     (Increase)  Decrease  in accounts  receivable  -            (161,150)            1,197,521                84,372
          trade
     (Increase) Decrease in inventories                           630,453             4,401,587            (1,821,856)
     (Increase) Decrease in prepaid expenses                        1,528               217,538              (302,566)
     Increase (Decrease) in other assets, net                     456,508               840,896              (198,418)
     (Decrease) Increase in accounts payable                     (117,647)              209,020             3,218,584
     (Decrease) Increase in other accrued expenses               (291,109)              364,134               132,409
                                                                 ---------              -------               -------

         Total Adjustments                                      2,767,463            11,007,330            11,643,022
                                                                ---------            ----------            ----------

         Net cash used by operating activities                   (471,750)             (331,539)           (1,121,209)
                                                                  -------               -------             ---------

Cash flows from investing activities:
     Additions to property and equipment                             (325)             (212,144)           (1,549,878)
     Cost of patents                                             --                    --                    (144,928)

     Decrease (increase) in deposits, net                          (8,567)              (12,823)              388,922
     Advances to officers                                            (656)             (112,597)              (44,560)
                                                                     -----             ---------              --------

         Net cash used by investing activities                     (9,548)             (337,564)           (1,350,444)
                                                                   -------              -------             ---------

Cash flows from financing activities:
Net (payments) borrowings under note payable                     (348,038)           (2,571,128)              (19,127)
Principal payments on long-term debt and capital
   lease obligations                                             (625,919)           (1,492,754)           (1,945,014)


Net proceeds from sales and issuances of stock                  1,403,151             4,800,071             4,384,835
                                                                ---------             ---------             ---------

         Net cash provided by financing activities                429,194               736,189             2,420,694
                                                                  -------               -------             ---------

                                                                               10 Month period
                                                        Fiscal Year Ended           ended           Fiscal Year Ended
                                                        December 31, 1998     December 31, 1997     February 28, 1997
                                                        -----------------     -----------------     -----------------
Net (decrease) increase in cash                                   (52,104)               67,086               (50,959)

Cash at beginning of period                                       125,220                58,134               109,093
                                                                  -------                ------               -------

Cash at end of period                                             $73,116              $125,220               $58,134
                                                                  -------              --------               -------
                                                                  -------              --------               -------

Cash paid for interest                                           $471,166              $900,855            $1,093,648
                                                                 --------              --------            ----------
                                                                 --------              --------            ----------

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





                   The accompanying notes are an integral part of these consolidated financial statements

                        BPI PACKAGING TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         BPI Packaging Technologies, Inc. (the "Company") converts commercially available high molecular weight, high density polyethylene resins into thin film, which is either sold directly into industrial or packaging applications or converted in-house into carryout bags of "T-shirt sack" design for supermarkets, convenience stores and other retail markets. The Company utilizes advanced, high quality extrusion, printing and bag making equipment, which was installed between 1990 and 1997. The Company operated two wholly-owned subsidiaries: RC America, Inc., which purchased surplus inventory from manufacturers of consumer products and markets and sells the products to mass merchandise retailers and other retail chains; and Market Media, Inc., which sells and markets in store advertising and promotion programs and anti-smoking advertising programs in public schools. Operations of these two subsidiaries ceased during the year ended December 31, 1998.

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

         The Note matures on February 1, 2004 or earlier in the event of a default, the sale of 50% or more of the Company's assets, the merger or consolidation of the Company, the purchase of 50% or more of the shares of the Common Stock by a person who was not a stockholder of the Company at the time of the execution of the Purchase Agreement, or a primary public offering of the Company's securities in excess of $10,000,000. The Note has an interest rate of 6% per annum payable monthly in arrears, principal is due at its maturity and it is secured by all assets of the Company. The Note is subordinated to the equipment lease and the factoring agreement, described below.

         In conjunction with the financing, DGJ required certain members of the Company's management to invest, in the aggregate, $300,000 in warrant exercises that appear as subscribed stock on the Pro Forma Balance Sheet. The Common Stock represented by the warrants cannot be issued until approval for an increase in the authorized shares outstanding is obtained at the next annual meeting of stockholders.

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

         The Company's equipment, capital and operating leases were funded by the new equipment lease with DGJ. Current obligations of $3,800,000 and accrued lease obligations of $1,643,000 were retired and $1,679,000 of equipment previously treated as operating leases were added to the property and equipment accounts. The new lease carries no debt reduction obligation and is treated as long-term debt. The Company's combined monthly payments under the retired leases were reduced from approximately $305,000 per month to $102,000 per month under the new lease agreement with DGJ. The term of the lease is ten years and its monthly payments of $102,000 represent interest only. The total principal amount of the lease is $6,800,000 and is due at the end of the lease term. The lease has been recorded as a capital lease during the quarter ended March 31, 1999 and will be treated as such in future periods. The lease requires the Company to meet certain financial covenants, including, but not limited to, earnings targets and debt to equity ratios.


         The Note, warrants and Series C Preferred Stock purchased by DGJ for $3,200,200 were valued using a discounted cash flow analysis, at an assumed rate of 14%. Net cash proceeds after fees were assigned to the various components of this transaction based upon the discounted value of the note at 14%. Of the $3,200,000, $480,000 has been recorded as additional capital in excess of par value related to the warrants. The Series C Preferred Stock is determined to have no value separate from the warrants because it is not convertible to Common Stock and its redemption price is the same as its purchase price, $100 plus accrued interest at 6% per annum beginning on January 27, 1999. Also, the Series C Preferred Stock has no preference in liquidation, although, it has a voting preference. The fair market value of the Common Stock on January 27, 1999 was $0.28 per share. The warrants have an exercise price of $0.04 per share.


         The plan to restructure the Company's operations and management, which began in the third quarter of 1998, to satisfy past due trade creditors and past due operating and capital lease balances, is progressing.

                        BPI PACKAGING TECHNOLOGIES, INC.

                             Pro Forma Balance Sheet
                                December 31, 1998

                                                                                                           Pro Forma
                           As audited                                                                    December 31,
                    December 31, 1998                          Adjustments                                    1998
                    -----------------                          -----------                                    ----
Current assets

Cash                $          73,116   3,500,000  (1,960,900)    250,000       (885,000)                $      977,216
Accounts                      882,389                                                                           882,389
receivable, net
Inventories, net              717,413                                                                           717,413
Prepaid expenses               51,420                                                                            51,420

Total current               1,724,338                                                                         2,628,438
assets

Property and               15,290,305                                                         1,678,973
equipment, net                                                                                               16,969,278

Deposits -                    149,851                                                           (75,940)         73,911
leases and
equipment
purchases
Loans to                        6,072                                                                             6,072
officers, net
Other assets, net             581,399                                            885,000       (246,696)      1,219,703
                    ------------------ ----------- ----------- ----------- -------------- -------------- ---------------
                              737,322                                                                         1,299,686
                    ------------------ ----------- ----------- ----------- -------------- -------------- ---------------
Total assets             $ 17,751,965   3,500,000  (1,960,900)    250,000              0      1,356,337  $   20,897,402
                    ------------------ ----------- ----------- ----------- -------------- -------------- ---------------
                    ------------------ ----------- ----------- ----------- -------------- -------------- ---------------

Current
liabilities

Note payable        $         814,311                             250,000                                $    1,064,311
Trade notes                   584,433   (584,433)                                                                    --
payable
Capital lease               3,800,286                                                        (3,800,286)             --
obligations due
within one year
Accounts payable            6,597,223     584,433  (1,960,900) (1,425,540)    (1,846,100)       (75,116)      1,874,000
Accrued expenses            2,676,239                                                        (1,643,377)      1,032,862
                    -----------------                                                                    --------------

Total current              14,472,492                                                                         3,971,173
liabilities         -----------------                                                                    --------------


Capital lease             --                                                                  6,800,000       6,800,000
obligations                                                                                              --------------
long-term portion

Long-term debt            --                                   (1,425,540)                                    1,425,540
Accounts Payable                                                                                         --------------


Notes payable             --            3,200,000    (480,000)                                                2,720,000
                                                                                                         --------------

Stockholders'
equity

Subscribed stock          --              300,000                                                               300,000
Series B                    1,466,954                                                                         1,466,954
convertible
preferred stock,
$.01 par value

Series A                      674,032                                                                           674,032
convertible
preferred stock,
$.01 par value
Series C                  --                                                                        100             100




redeemable
preferred stock,
$.01 par value
Common stock,
$.01 par value;               214,956                                                                           214,956
shares
authorized  --
60,000,000

Capital in excess          44,912,833                 480,000                                      (100)      45,392,733
of par value
Accumulated
deficit                  (43,989,302)                                          1,846,100         75,116     (42,068,086)
                    ------------------ ----------- ----------- ----------- -------------- -------------- ---------------
                            3,279,473                                                                         5,980,689
                    ------------------ ----------- ----------- ----------- -------------- -------------- ---------------
Total liabilities
and stockholders'
equity              $      17,751,965   3,500,000  (1,960,900)    250,000              0      1,356,337  $   20,897,402

                    ------------------ ----------- ----------- ----------- -------------- -------------- ---------------
                    ------------------ ----------- ----------- ----------- -------------- -------------- ---------------

NOTE 3:  ACCOUNTS RECEIVABLE-TRADE

         Accounts receivable-trade consist of the following:
                                                                 December 31, 1998             December 31, 1997
                                                                 -----------------             -----------------

         Accounts receivable-trade                                 $    1,066,841               $    1,071,239
         Allowance for doubtful accounts                                 (109,452)                    (275,000)
         Allowance for credits                                            (75,000)                     (75,000)
                                                                   --------------               --------------
                                                                   $      882,389               $      721,239
                                                                    -------------                -------------
                                                                    -------------                -------------

NOTE 4:  INVENTORIES

         Inventories, net of valuation reserves, consist of the following:
                                                                 December 31, 1998             December 31, 1997
                                                                 -----------------             -----------------

         Raw material                                              $      296,427               $      285,058
         Finished goods                                                   420,986                    1,062,808
         Reserves                                                              --                     (290,000)
                                                                   --------------               --------------
                                                                   $      717,413               $    1,057,866
                                                                    -------------                -------------
                                                                    -------------                -------------

         Raw material includes virgin high density, high molecular weight polyethylene ("HDHMWPE") resin, re-processed HDHMWPE material, color inks and additives, and post-industrial scrap generated during the manufacturing process.

NOTE 5:  PROPERTY AND EQUIPMENT, NET

         Property and equipment consist of the following:
                                                                 December 31, 1998             December 31, 1997
                                                                 -----------------             -----------------

         Machinery and equipment                                   $   24,817,161               $   24,817,161
         Leasehold improvements                                         3,611,407                    3,611,082
         Office furniture and fixtures                                    303,731                      303,731
         Motor vehicles                                                    19,900                       19,900
                                                                   --------------               --------------
                                                                       28,752,199                   28,751,874
         Less accumulated depreciation and
              Amortization                                           (13,461,894)                 (10,923,014)
                                                                   --------------               --------------
                                                                   $   15,290,305               $   17,828,860
                                                                    -------------                -------------
                                                                    -------------                -------------

         Assets recorded under capital leases and included in property and equipment were as follows:
                                                                 December 31, 1998             December 31, 1997
                                                                 -----------------             -----------------

         Machinery and equipment                                   $   13,041,270               $   13,041,270
         Less accumulated amortization                                 (5,478,653)                  (4,055,971)
                                                                        ---------                    ---------
                                                                   $    7,562,617               $    8,985,299
                                                                    -------------                -------------
                                                                    -------------                -------------

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

         Description of impaired assets; patents, goodwill and plant assets relating to bag making facilities:

                 Patents                                    $1,044,577
                 Goodwill                                      620,353
                 Plant equipment                             3,335,070
                 Reserve for agreement with
                          bag-making equipment vendor          285,000
                 Write-off of rubber plates used
                          in bag-making equipment              100,000
                                                            -----------
                 Total                                      $5,385,000
                                                            -----------
                                                            -----------

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

NOTE 12:  CAPITAL LEASE OBLIGATIONS

         The Company's capital lease obligations consist of the following:

                                                   December 31, 1998        December 31, 1997
                                                   -----------------        -----------------
         Total minimum lease payments                $    4,307,824          $    5,006,262
         Less amount representing interest                  507,538                 580,057
                                                     --------------          --------------

         Obligations under capital leases                 3,800,286               4,426,205
         Less amounts due within one year                 3,800,286               4,426,205

         Long-term portion                           $    --                 $     --
                                                      -------------           ---------------
                                                      -------------           ---------------

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

NOTE 17:  RELATED PARTY TRANSACTIONS

         In November 1990, the Company established an officer's loan receivable from Dennis N. Caulfield, its then Chairman for $132,197. The note was amended in April 1998 and the interest rate change to 6% effective from November 1990 and is now payable on or before January 1, 2001. Interest on the loan, along with advances for travel not offset by expense reports, cause the loan balance to equal $586,978 at December 31, 1997. Mr. Caulfield did not make any payments against the loan from the period beginning 1990 through December 31, 1997. Accordingly, the Company reserved the full amount of this loan on that date. Also, no payments were made in 1998. In addition, the Company paid, on behalf of Mr. Caulfield, approximately $36,000 of a $200,000 personal income tax levy imposed by the Massachusetts Department of Revenues on Mr. Caulfield in exchange for an interest bearing note due on or before June 30, 1998, which has not been repaid. This note was reserved for as of March 31, 1999.

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

         The future minimum rental commitments under non-cancelable operating leases as of December 31, 1998 are as follows:

                                                                Operating
             Fiscal Year                                         Leases
             -----------                                         ------
               1999                                            1,180,000
               2000                                              893,000
               2001                                              480,000
               2002                                              383,000
               2003                                              383,000
               Thereafter                                      2,243,000
                                                               ---------
                                                              $5,562,000
                                                              ----------
                                                              ----------

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

                                                                                      Year Ended
                                                                                   February 28, 1997
                                                                                   -----------------

                                                                                   Weighted Average
                            Options                                        Shares                 Exercise Price
                            -------                                        ------                 --------------
Outstanding at beginning of year                                           795,630                    $4.04

Options  granted whose  exercise price equal the market price of
the stock on grant date                                                     12,500                     2.40

Options  granted whose exercise price is greater than the market
price of the stock on grant date                                             9,200                     2.40

Canceled                                                                   (43,500)                    3.49
                                                                            ------

Outstanding at year end                                                    773,830                     3.98
                                                                           -------
                                                                           -------
Options exercisable at period end                                          589,377
                                                                           -------
                                                                           -------
Weighted average fair value of options granted during the period                                      $2.40

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

NOTE 23: SIGNIFICANT FOURTH QUARTER ADJUSTMENTS TO THE TEN MONTH PERIOD ENDED DECEMBER 31, 1997

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

                        BPI PACKAGING TECHNOLOGIES, INC.

                                   Schedule II

Rule 12-09      Valuation and Qualifying Accounts and Reserves
                     For the Year Ended December 31, 1998

      COLUMN A            COLUMN B            COLUMN C           COLUMN D            COLUMN E

                                             Additional         Deductions
                         Balance at          Charged to          Accounts        Balance at end of   Description of
    Description            1/1/98             Expenses          Written-Off           Period             Changes
    -----------            ------             --------          -----------           ------             -------
Reserve for                75,000                0                   0                75,000
Accounts Receivable
Credits

Allowance for              275,000               0               (165,548)           109,452         Allowance was
Doubtful Accounts                                                                                    reduced based on
                                                                                                     evaluation of
                                                                                                     Accounts
                                                                                                     Receivable at
                                                                                                     12/31/98

Inventory Reserve          290,000               0               (290,000)              0            Inventory
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

                 Valuation and Qualifying Accounts and Reserves
                 For the 10 Month Period Ended December 31, 1997

      COLUMN A            COLUMN B            COLUMN C           COLUMN D            COLUMN E

                                             Additional         Deductions
                         Balance at          Charged to          Accounts        Balance at end of   Description of
    Description            3/1/97             Expenses          Written-Off           Period             Changes
    -----------            ------             --------          -----------           ------             -------
Reserve for                75,000                0                   0                75,000
Accounts Receivable
Credits

Allowance for              50,000             225,000                0               275,000         Allowance was
Doubtful Accounts                                                                                    Increased based
                                                                                                     on evaluation of
                                                                                                     Accounts
                                                                                                     Receivable at
                                                                                                     12/31/97

Inventory Reserve          850,000               0               (560,000)           290,000         Reserve was
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