Form 10-Q/A
period 1999-03-31
BPI PACKAGING TECHNOLOGIES INC
filed 1999-06-16
CIK 866751

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q
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


         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the bid and ask prices of the Common Stock and Series A Convertible Preferred Stock as reported by the OTC Bulletin Board on June 3, 1999 was approximately $5,590,135 for the Common Stock and $188,458 for the Series A Convertible Preferred Stock. As of June 3, 1999, 21,500,521 shares of Common Stock, $.01 par value per share, were outstanding and 188,458 shares of Series A Convertible Preferred Stock, $.01 par value per share, were outstanding.

                        BPI PACKAGING TECHNOLOGIES, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                   PAGE NO.
------------------------------                                                                   --------
Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1999
         and December 31, 19981..................................................................        1

         Consolidated Statement of Operations - Three Month
         periods ended March 31, 1999 and March 31, 1998.........................................        3

         Consolidated Statement of Cash Flows - Three Month
         periods ended  March 31, 1999 and March 31, 1998........................................        4

         Notes to Consolidated Financial Statements..............................................        5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................................................       11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................       17


PART II - OTHER INFORMATION
------------------------------
Item 1.  Legal Proceedings.......................................................................       18

Item 2.  Changes in Securities...................................................................       18

Item 3.  Default Upon Senior Securities..........................................................       18

Item 4.  Submission of Matters to a Vote of Security Holders.....................................       18

Item 5.  Other Information.......................................................................       18

Item 6.  Exhibits and Reports on Form 8-K........................................................       18

SIGNATURES ......................................................................................       19

PART I.      FINANCIAL INFORMATION
----------------------------------

ITEM 1.       FINANCIAL STATEMENTS

                        BPI PACKAGING TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                  MARCH 31,              DECEMBER 31,
                                                                     1999                    1998
                                                             ---------------------   ---------------------
                                                                 (UNAUDITED)
Current assets
       Cash                                                            $  185,493              $   73,116
       Accounts receivable, net                                         1,263,385                 882,389
       Inventories                                                      1,165,221                 717,413
       Prepaid expenses and other current assets, net                      79,708                  51,420
                                                             ---------------------   ---------------------
             Total current assets                                       2,693,807               1,724,338
                                                             ---------------------   ---------------------
Property and equipment, net                                            16,731,059              15,290,305
                                                             ---------------------   ---------------------
Deposits - leases and equipment purchases                                  73,911                 149,851
Loans to officers, net                                                      6,249                   6,072
Other assets                                                            1,511,818                 581,399
                                                             ---------------------   ---------------------
                                                                        1,591,978                 737,322
                                                             ---------------------   ---------------------
                                                                     $ 21,016,844            $ 17,751,965
                                                             ---------------------   ---------------------
                                                             ---------------------   ---------------------






                   The accompanying notes are an integral part of these consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           MARCH 31,              DECEMBER 31,
                                                                              1999                    1998
                                                                      ---------------------   ---------------------
                                                                          (UNAUDITED)
Current liabilities
       Note payable                                                      $     1,300,540          $       814,311
       Trade notes payable                                                        -                       584,433
       Capital lease obligations due within one year                              -                     3,800,286
       Accounts payable                                                         2,180,158               6,597,223
       Accrued expenses                                                         1,123,176               2,676,239
                                                                      ---------------------   ---------------------
             Total current liabilities                                          4,603,874             14,472,492
                                                                      ---------------------   ---------------------
Long - term liabilities
       Capitalized lease obligations                                            7,018,665                 -
       Subordinated debt                                                        2,720,000                 -
       Accounts payable long term                                               1,339,036                 -
                                                                      ---------------------   ---------------------
             Total long - term liabilities                                    11,077,701                  -
Stockholders' Equity
       Series B convertible preferred stock, $.01 par value                     1,466,954               1,466,954
       Series A convertible preferred stock, $.01 par value                       674,032                 674,032
       Series C redeemable preferred stock, $.01 par value                            100                 -
       Common stock, $.01 par value; shares authorized -
         60,000,000; shares issued and outstanding -
         21,495,621 at March 31, 1999 and at
         December 31, 1998                                                        214,956                  214,956
       Subscribed stock                                                           300,000                 -
       Capital in excess of par value                                          45,392,733               44,912,833
       Accumulated deficit                                                    (42,713,506)             (43,989,302)
                                                                      ---------------------   ---------------------
                                                                                5,335,269                3,279,473
                                                                      ---------------------   ---------------------


                                                                           $   21,016,844          $   17,751,965
                                                                      ---------------------   ---------------------
                                                                      ---------------------   ---------------------


                                   The accompanying notes are an integral part of these consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                    -------THREE MONTHS ENDED---------
                                                                               MARCH 31,               MARCH 31,
                                                                                  1999                    1998
                                                                          ---------------------   ---------------------
                                                                                          (UNAUDITED)
Net sales                                                                     $    3,340,984          $    2,232,897
Cost of goods sold                                                                 2,656,164               2,233,039
                                                                          ---------------------   ---------------------
  Gross profit ( loss )                                                              684,820                    (142)
Operating expenses:
  Selling, general and administrative                                                885,026               1,095,071
                                                                          ---------------------   ---------------------
   (Loss) income from operations                                                    (200,206)             (1,095,213)
Other (expense) income:
  Interest / other expense                                                          (271,772)               (144,935)
  Interest / other income                                                             16,012                  17,355
                                                                          ---------------------   ---------------------
Net loss before extraordinary income                                                (455,966)             (1,222,793)
Extraordinary income - gain on debt restructuring                                  1,731,762                   ---
                                                                          ---------------------   ---------------------
Net income/(loss) after extraordinary income                                  $    1,275,796            $ (1,222,793)
                                                                          ---------------------   ---------------------
                                                                          ---------------------   ---------------------
Earnings (loss) per share before extraordinary income:
Basic and diluted net earnings (loss) per share                                   $    (0.02)              $   (0.06)
Shares used in computing basic and diluted net earnings
     (loss) per share                                                             21,495,621              19,839,052
Earnings (loss) per share after extraordinary income:

Basic and diluted net earnings (loss) per share                                    $    0.06               $   (0.06)
Shares used in computing basic and diluted net earnings
     (loss) per share                                                             21,495,621              19,839,052



                   The accompanying notes are an integral part of these consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                ---------THREE MONTHS ENDED ---------
                                                                                   MARCH 31,            MARCH 31,
                                                                                      1999                 1998
                                                                               -------------------  -------------------
                                                                                             (UNAUDITED)
Cash flows from operating activities:
      Net profit (loss)                                                         $       1,275,796     $      (1,222,793)
                                                                               -------------------  -------------------
      Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
              Depreciation and amortization                                               700,581               637,177
              Inventory reserve                                                              -                 (215,000)
              Warrants granted for lease extension                                           -                  120,200
              (Increase) in accounts receivable - trade                                  (380,996)              (42,346)
              (Increase) decrease in inventories                                         (447,808)              692,572
              (Increase) decrease in prepaid expenses and other current assets            (28,288)                3,433
              Decrease in other assets, net                                                  -                   88,636
              Increase (decrease) in accounts payable                                  (1,932,508)               45,923
              Increase (decrease) in other accrued expenses                                90,314               (16,591)
                                                                               -------------------  -------------------
                  Total adjustments                                                    (1,998,705)            1,314,004
                                                                               -------------------  -------------------
                      Net cash (used in) provided by operating activities                (722,909)               91,211
                                                                               -------------------  -------------------
Cash flows from investing activities:
          Additions to property and equipment                                            (431,153)               -
          Deposits related to equipment refinancing                                        75,940                -
          Additions to property and equipment debt refinancing                         (1,678,973)               -
          (Increase) in advance to officers                                                  (177)                (157)
          Decrease in other assets, net                                                   246,696                -
                                                                               -------------------  -------------------
                      Net cash (used in) provided by investing activities              (1,787,667)                (157)
                                                                               -------------------  -------------------
Cash flows from financing activities:
          Net increase (payments) under note payable - bank                               486,229            (821,687)
          Refinancing costs                                                            (1,208,324)               -
          Refinance of capital and operating leases                                    (5,443,663)               -
          Refinancing of debt gain on reduction of accounts payable                    (1,730,054)               -
          Refinanced capital lease obligation                                           7,018,665                -
          Subordinated debt addition                                                    3,200,000                -
          Subscribed stock                                                                300,000                -
          Net proceeds from sales of stock and exercise of warrants                           100              756,900
                                                                               -------------------  -------------------
                      Net cash (used in) provided by financing activities               2,622,953              (64,787)
                                                                               -------------------  -------------------
Net increase in cash                                                                      112,377               26,267
Cash at beginning of period                                                                73,116              125,220
                                                                               -------------------  -------------------
Cash at end of period                                                           $         185,493    $         151,487
                                                                               -------------------  -------------------
                                                                               -------------------  -------------------

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


         The Note matures on February 1, 2004 or earlier if the Company enters into a merger agreement, completes a public offering in excess of $10,000,000, defaults on the payment of interest or sells 50% or more of its shares in the Company to a stockholder not previously an investor in the Company. The Note has an interest rate of 6% per annum payable monthly in arrears and is secured by all assets of the Company. The Note is subordinated to the equipment lease and the factoring agreement, described below.

         In conjunction with the January 1999 Financing, DGJ required certain members of the Company's management, Ms. Beresford, Mr. Koehlinger, Dr. Nurse, Dr. Schulz and Mr. Hughes, to invest, in the aggregate, $300,000 in the Company's warrants. The Common Stock represented by the warrants cannot be issued until approval for an increase in the Company's authorized shares of Common Stock is obtained at the next annual meeting of stockholders.


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


         The gain on the restructuring of trade notes payable and accounts payable was accounted for as an extraordinary item in the Company's Consolidated Statement of Operations for the three month period ended March 31, 1999. The creditors who selected the long-term debt agreement are being paid their balances due over a 36-month period in 36 equal installments with no interest. The Company was involved in a patent infringement suit and reached a settlement on January 27, 1999 to pay the balance due of $200,000 as part of the restructuring of the Company's debt described above.


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


         The Company's equipment, capital and operating leases are now funded by a new equipment lease with DGJ. Current obligations of $3,800,000 and accrued lease obligations of $1,643,000 were retired and $1,679,000 of equipment previously treated as operating leases was added to the property and equipment accounts. The new lease carries no debt reduction obligation and is treated as long-term debt. The Company's combined monthly payments under the retired leases were reduced from approximately $305,000 per month to $102,000 per month under the new lease agreement with DGJ. The lease obligation is a ten-year lease with monthly payments of $102,000 representing interest only. The total principal amount of the lease is $6,800,000 and is due at the end of the lease term. The lease has been recorded as a capital lease during the quarter ended March 31, 1999 and will be treated as such in future periods. The lease requires the Company to meet certain financial covenants, including, but not limited to, earnings targets and debt-to-equity ratios.


         The note payable, warrants and Series C Preferred Stock purchased by DGJ for $3,200,200 were valued using a discounted cash flow analysis, at an assumed rate of 14%. Net cash proceeds after fees were assigned to the various components of this transaction based upon the discounted value of the note payable at 14%. Of the $3,200,200, $480,000 has been recorded as additional capital in excess of par value related to the warrants. The Series C Preferred Stock is determined to have no value separate from the warrants because it is not convertible to Common Stock and its redemption price is the same as its purchase price, $100 plus accrued interest at 6% per annum beginning on January 27, 1999. Also, the Series C Preferred Stock has no preference in liquidation, although, it has a voting preference. The fair market value of the Common Stock on January 27, 1999 was $0.28 per share. The warrants have an exercise price of $0.04 per share.


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

NOTE 4:  ACCOUNTS RECEIVABLE-TRADE

         Accounts receivable-trade consists of the following:
                                                      March 31,                 December 31,
                                                        1999                       1998
                                                        ----                       ----
Accounts receivable-trade                              $1,442,938                   $ 1,066,841
Allowance for doubtful accounts                          (104,553)                     (109,452)
Allowance for credits                                     (75,000)                      (75,000)
                                                          --------                      --------

                                                       $1,263,385                   $   882,389
                                                       ----------                   -----------
                                                       ----------                   -----------

NOTE 5:           INVENTORIES

         Inventories consist of the following:

                                                      March 31,                 December 31,
                                                        1999                       1998
                                                        ----                       ----
Raw materials                                        $  329,156                   $ 296,427
Finished goods                                          836,065                     420,986
                                                       --------                   ---------

                                                     $1,165,221                   $ 717,413
                                                     ----------                   ---------
                                                     ----------                   ---------

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

NOTE 8: CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999

                        BPI PACKAGING TECHNOLOGIES, INC.

               Consolidated Statement of Changes in Stockholder's
             Equity for the three month period ended March 31, 1999

                                                   Series B Convertible         Series A Convertible
                                                      Preferred Stock             Preferred Stock
                                                ---------------------------- --------------------------
                                                   SHARES        AMOUNT         SHARES        AMOUNT
                                                ------------- -------------- ------------- ------------
Balance at December 31, 1998                        146,695     $1,466,954      212,258      $674,032
   Subscribed stock
   Net income for three months ending
   March 31, 1999
   Ascribed value of Series C Redeemable
      Preferred Stock under refinancing of
      1/27/99
Issuance of stock during financial
   Restructuring
Balance at March 31, 1999                           146,695     $1,466,954      212,258      $674,032



                                                     Series C Redeemable
                                                       Preferred Stock
                                                ------------------------------
                                                   SHARES          AMOUNT
                                                -------------- ---------------
Balance at December 31, 1998                              0             $0
   Subscribed stock
   Net income for three months ending
   March 31, 1999
   Ascribed value of Series C Redeemable
      Preferred Stock under refinancing of
      1/27/99
Issuance of stock during financial
   Restructuring                                  1,629,930           $100
Balance at March 31, 1999                         6,629,930           $100

                        BPI PACKAGING TECHNOLOGIES, INC.

               Consolidated Statement of Changes in Stockholder's
         Equity for the three month period ended March 31, 1999 (cont.)




                                                      Common Stock           Subscribed Stock
                                                 ------------------------ ------------------------

                                                   Shares       Amount      Shares      Amount
                                                 ------------ ----------- ----------- -------------
   Balance at December 31, 1998                   21,495,621    $214,956           0          $0
      Subscribed stock                                                     7,500,000    $300,000
      Net income for three months ending
      March 31, 1999
      Ascribed value of Series C Redeemable
         Preferred Stock under refinancing of
         1/27/99
   Issuance of stock during financial
      Restructuring
   Balance at March 31, 1999                      21,495,621    $214,956   7,500,000    $300,000




                                                    Capital In
                                                    Excess of       Accumulated
                                                    Par Value         Deficit        Total
                                                  --------------- --------------- ------------
   Balance at December 31, 1998                    $44,912,833    ($43,989,302)    $3,279,473
      Subscribed stock                                                               $300,000
      Net income for three months ending
      March 31, 1999                                                 $1,275,796    $1,275,796
      Ascribed value of Series C Redeemable
         Preferred Stock under refinancing of
         1/27/99                                      $480,000                       $480,000
   Issuance of stock during financial
      Restructuring                                     ($100)                             $0
   Balance at March 31, 1999                       $45,392,733    ($42,713,506)    $5,335,269


NOTE 9:           RELATED PARTY TRANSACTIONS

         Ivan J. Hughes, a director of the Company, is the President of the Plastic's Division, and a director and a member of the Executive and Compensation Committees of Duro Bag. In January, February, March, April and May, Duro Bag issued purchase orders for $192,000, $190,335, $209,513, $255,729 and
$0 to the Company to purchase bags for Duro Bag customers. These orders from Duro Bag represented 18% of sales during the first quarter period ended March 31, 1999. The Company expects similar orders from Duro Bag to those received in the first four months of 1999 during the remainder of the year. The Company manufacturers these products on behalf of Duro Bag for its customers. The Company sells these products on terms as contracted between Duro Bag and its customers, which terms are equal, if not better, than the Company could obtain from its other customers for these products.


         In November 1990, the Company established an officer's loan receivable from Dennis N. Caulfield, its then Chairman for $132,197. The note was amended in April 1998 and the interest rate changed to 6% effective from November 1990 and is now payable on or before January 1, 2001. Interest on the loan, along with advances for travel not offset by expense records, caused the loan balance to equal $586,978 as of December 31, 1997. Mr. Caulfield did not make any payments against the loan from the period beginning 1990 through December 31, 1997. Accordingly, the Company reserved the full amount of this loan on that date. Also, no payments were made in 1998. In addition, the Company paid, on behalf of Mr. Caulfield, approximately $36,000 of a $200,000 personal income tax levy imposed by the Massachusetts Department of Revenue on Mr. Caulfield in exchange for an interest bearing note due on or before June 30, 1998, which has not yet been repaid. This note was reserved for as of March 31, 1999.


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

         Sales of the Company's proprietary bag products (FRESH-SAC-Registered Trademark- T-shirt sack produce bag and HANDI-SAC-TM-and film products were $2,367,295 in the first quarter of 1999, compared to sales of $1,989,170 in the first quarter of 1998, an increase of 19%. Sales of traditional plastic carry-out bags were $973,689 in the first quarter of 1999, compared to sales of $243,727 in the first quarter of 1998, an increase of 299%.

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


         EQUIPMENT AND LEASE FINANCING

         Pursuant to the Securities Purchase Agreement between the Company and DGJ dated January 27, 1999, the Company entered into a ten year Equipment Lease with DGJ (the "Equipment Lease"), whereby the Company agreed to lease certain equipment for $1,224,000 (interest only at 18%) per year, payable in equal monthly installments. The Equipment Lease replaced existing equipment leases, which have been terminated, in which the Company was in default or which were subject to judgments due to past due payments owed by the Company.

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


         The Note matures on February 1, 2004 or earlier if the Company enters into a merger agreement, completes a public offering in excess of $10,000,000, defaults on the payment of interest or sells 50% or more of its shares in the Company to a stockholder not previously an investor in the Company. The Note has an interest rate of 6% per annum payable monthly in arrears and is secured by all assets of the Company. The Note is subordinated to the equipment lease and the factoring agreement, described below.


         In conjunction with the January 1999 Financing, DGJ required certain members of the Company's management, Ms. Beresford, Mr. Koehlinger, Dr. Nurse, Dr. Schulz and Mr. Hughes, to invest, in the aggregate, $300,000 in the Company's warrants. The Common Stock represented by the warrants cannot be issued until approval for an increase in the Company's authorized shares of Common Stock is obtained at the next annual meeting of stockholders.


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


         The gain on the restructuring of trade notes payable and accounts payable was accounted for as an extraordinary item in the Company's Consolidated Statement of Operations for the three month period ended March 31, 1999. The creditors who selected the long-term debt agreement are being paid their balances due over a 36-month period in 36 equal installments with no interest. The Company was involved in a patent infringement suit and reached a settlement on January 27, 1999 to pay the balance due of $200,000 as part of the restructuring of the Company's debt described above.


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

         The Company's equipment, capital and operating leases are now funded by a new equipment lease with DGJ. Current obligations of $3,800,000 and accrued lease obligations of $1,643,000 were retired and $1,679,000 of equipment previously treated as operating leases was added to the property and equipment accounts. The new lease carries no debt reduction obligation and is treated as long-term debt. The Company's combined monthly payments under the retired leases were reduced from approximately $305,000 per month to $102,000 per month under the new lease agreement with DGJ. The lease obligation is a ten-year lease with monthly payments of $102,000 representing interest only. The total principal amount of the lease is $6,800,000 and is due at the end of the lease term. The lease has been recorded as a capital lease during the quarter ended March 31, 1999 and will be treated as such in future periods. The lease requires the Company to meet certain financial covenants, including, but not limited to, earnings targets and debt-to-equity ratios.


         The note payable, warrants and Series C Preferred Stock purchased by DGJ for $3,200,200 were valued using a discounted cash flow analysis, at an assumed rate of 14%. Net cash proceeds after fees were assigned to the various components of this transaction based upon the discounted value of the note payable at 14%. Of the $3,200,200, $480,000 has been recorded as additional capital in excess of par value related to the warrants. The Series C Preferred Stock is determined to have no value separate from the warrants because it is not convertible to Common Stock and its redemption price is the same as its purchase price, $100 plus accrued interest at 6% per annum beginning on January 27, 1999. Also the Series C Preferred Stock has no preference in liquidation, although, it has a voting preference. The fair market value of the Common Stock on January 27, 1999 was $0.28 per share. The warrants have an exercise price of $0.04 per share.


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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         At December 31, 1998, the Company was involved in various pending commercial legal proceedings with equipment lessors and trade suppliers because of lease defaults and overdue trade accounts. The debt of the equipment lessors was paid in conjunction with the January 1999 financing on terms negotiated between the Company and the lessors. The Company now has no pending significant commercial legal proceedings with equipment lessors or trade suppliers.

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

                                  BPI PACKAGING TECHNOLOGIES, INC.

Date:   June 16, 1999             By:     /s/ HANSPETER SCHULZ
                                          --------------------------------------
                                          President

Date:   June 16, 1999             By:     /s/ JAMES F. KOEHLINGER
                                          --------------------------------------
                                          Chief Financial Officer and Treasurer