Form 10-K/A
period 1998-12-31
BPI PACKAGING TECHNOLOGIES INC
filed 1999-07-12
CIK 866751

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                          AMENDMENT NO. 4 TO FORM 10-K


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


                                 TITLE OF CLASS
                          Common Stock, $0.01 par value
              Series A Convertible Preferred Stock, $0.01 par value


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days. Yes X No___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. X


     The aggregate market value of the Registrant's voting stock issued and outstanding as of July 6, 1999 was $5,590,135 for the Common Stock and $188,458 for the Series A Convertible Preferred Stock.



     As of July 6, 1999, 21,500,521 shares of Common Stock, $0.01 par value per share, were outstanding and 188,458 shares of Series A Convertible Preferred Stock, $0.01 par value per share, were outstanding.

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

     The shares of the Series C Preferred Stock were purchased by DGJ for an aggregate purchase price of $100. Some of the rights and restrictions of Series C Preferred Stock include the following: (i) the holders of Series C Preferred Stock have no voting rights; provided, however, upon an Event of Default, as defined in the Securities Purchase Agreement, holders of the Series C Preferred Stock will be entitled to vote with the holders of the Common Stock as a single class on each matter submitted to a vote to the Company's stockholders, with each share of the Series C Preferred Stock having 30 votes; (ii) if the Note has been retired in its entirety, the Company, at its option, may elect to redeem all or a portion of the outstanding Series C Preferred Stock, at an aggregated redemption price of $100 plus accrued interest at a rate of 6% per annum commencing on January 27, 1999; and (iii) the shares of the Series C Preferred Stock are not convertible into shares of Common Stock.


     In conjunction with the January 1999 Financing, the Company entered into agreements with most of its unsecured creditors that provided a discounted payment in February 1999 or a non-interest bearing agreement to pay the entire balance over a three-year period. The unsecured creditor agreements, together with the financing referred to above, allowed the Company to restructure trade notes payable of $584,000 and accounts payable of $6,597,000, or a total of $7,181,000, compared to $1,874,000 of current accounts payable and $1,426,000 of long-term debt, or a total of $3,300,000 after refinancing. Unsecured creditors of the Company owed approximately $3,009,000 as of January 27, 1999 selected the discounted payment plan resulting in extraordinary income of $1,731,762 during the first quarter of 1999. The balance of the unsecured creditors selected the three year payment plan or are currently negotiating with the Company or did not reach discounted or deferred agreements with the Company. The Company did not recognize any gain under the three year payment arrangement. This gain of $1,731,762 was recorded as extraordinary income amounting to $0.08 per share. The tax effect of this gain reduced the net operating tax loss carryforward from prior years which has been fully reserved and, therefore, has no impact on current operations.


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

PRODUCTS AND MARKETS

     Direct competition refers to competition for identical products and indirect competition refers to products which are not identical, but which could be substituted for the Company's product. Market size estimates are management estimates:

----------------------------------------------------------------------------------------------------------------------

                                                     1999
                                                ANNUAL MARKET              PATENT
                                                  (MILLIONS)               STATUS                 COMPETITION

----------------------------------------------------------------------------------------------------------------------

  HANDI-SAC-TM-                                      $37                 U.S. PATENT      DIRECT: SONOCO T-SACK ROLL
  CONVENIENCE, HARDWARE/AUTOMOTIVE AND                                   ISSUED 1993      BAG
  DRUG
                                                                                          INDIRECT: PAPER AND
                                                                                          FLAT T-SACKS

----------------------------------------------------------------------------------------------------------------------

  FRESH-SAC-Registered Trademark-                    $63                 U.S. PATENT      DIRECT:  CROWN POLY, SEALED
  T-SHIRT PRODUCE BAG                                                    ISSUED 1993      AIR AND BETTER BAG

                                                                                          INDIRECT:  PRODUCE BAG
                                                                                          ON A ROLL

----------------------------------------------------------------------------------------------------------------------

  INSULATION OVERWRAP                                $15             PROCESS TECHNOLOGY   DIRECT:
                                                                                          VANGUARD PLASTICS

                                                                                          NO INDIRECT

----------------------------------------------------------------------------------------------------------------------

  HIGH PERFORMANCE PRINTED                     UNDER EVALUATION      PROCESS TECHNOLOGY   DIRECT:  EXXON FILMS
   TISSUE OVERWRAP FILM
                                                                                          NO INDIRECT

----------------------------------------------------------------------------------------------------------------------




----------------------------------------------------------------------------------------------------------------------
  T-SHIRT CARRYOUT BAG                               $850            U.S. PATENT ISSUED   DIRECT:  VANGUARD, SONOCO
                                                                            1989          AND INTEGRATED BAGGING
                                                                                          SYSTEMS

                                                                                          INDIRECT: KRAFT PAPER BAGS

----------------------------------------------------------------------------------------------------------------------


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

     In the patented products, HANDI-SAC-TM- has direct competition from Sonoco Products Company's T-sack roll bag product and flat T-sacks provided by Sonoco Products Company, Vanguard Plastics and others; as well as paper bags. FRESH-SAC-Registered Trademark- has direct competition from: Crown Poly and Sealed Air, which manufacture plastic roll bags in a patented dispensing system; Better Bag, which manufactures flat produce bags; and indirect competition from a variety of traditional plastic low-cost bag-on-a-roll manufacturers.

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

PROPRIETARY PROCESSES, PATENTS AND OTHER RIGHTS

     The Company has developed patents related to T-shirt bags. The Company owns a patent issued in 1989 for its T-shirt carryout bag. In 1993, the Company was issued a U.S. patent for the dispensing system used in conjunction with its FRESH-SAC-Registered Trademark- and HANDI-SAC-TM- products. The Company has a registered trademark in the United States for FRESH-SAC-Registered Trademark-. In 1996, the Company was issued a U.S. patent for its FRESH-SAC-Registered Trademark- advertising vehicle called the Fresh Focus CartridgeTalker-TM-.

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


     A notice of potential claim has been sent by a group of investors to both the Company and its insurance carrier alleging that the Company's former management made misrepresentations concerning registration rights attendant to the securities purchased by them pursuant to Regulation D of the Securities Act of 1933, as amended. The Company believes that any settlement in connection with this potential claim will not have a material effect on its operations. No further action has been taken by this group of investors as of July 6, 1999.


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


     As of July 6, 1999, the Company had 21,500,521 shares (273 holders) of record for its Common Stock and 188,458 shares (39 holders) of record for its Series A Convertible Preferred Stock. Management believes that there are approximately 4,500 to 5,000 beneficial owners of the Company's Common Stock and Series A Convertible Preferred Stock.


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



COMMON STOCK                                                  High Sale/Bid             Low Sale/Bid
                                                              -------------             ------------
Fiscal 1997
         First Quarter                                        $4.25                     $1.375
         Second Quarter                                       $3.625                    $1.625
         Third Quarter                                        $3.6875                   $1.8125
         Fourth Quarter                                       $2.3125                   $1.625

10 Month Period Ended December 31, 1997
         First Quarter                                        $1.96875                  $1.5625
         Second Quarter                                       $1.875                    $1.031
         Third Quarter                                        $2.313                    $1.031
         Fourth Quarter (through December 31, 1997)(1)        $1.938                    $1.063

1998
         First Quarter                                        $1.375                    $0.688
         Second Quarter                                       $1.400                    $0.844
         Third Quarter                                        $  0.94                   $ 0.125
         Fourth Quarter                                       $  0.40                   $ 0.12

1999
         First Quarter                                        $  0.30                   $ 0.14
         Second Quarter                                       $  0.30                   $ 0.14

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

                          STATEMENT OF OPERATIONS DATA


                                       Year Ended        Ten Month Period Ended                  Fiscal Years Ended
                                      December 31,            December 31,        February 28,       February 23,       February 24,
                                          1998                    1997               1997                1996               1995
                                          ----                    ----               ----                ----               ----

Net sales                              $10,382,819            $13,951,725         $30,810,037        $28,839,954        $25,254,645
Cost of goods sold                       8,826,905             17,311,037          27,784,329         26,161,723         19,879,041
                                         ---------             ----------        ------------        -----------        -----------
Gross profit (loss)                      1,555,914             (3,359,312)          3,025,708          2,678,231          5,375,604

Selling, general and
   administrative expense                4,301,842              6,137,985           8,695,612          6,370,956          5,029,832
Bad debt expense                            --                    319,736              93,165             --                 --
Write-down of impaired assets
   and related expenses                     --                     --               5,385,000             --                 --
Patent infringement settlement              --                     --                 512,648             --                 --
Income (loss) from
operations                              (2,745,928)            (9,817,033)        (11,660,717)        (3,692,725)           345,772
Allowance for officer loan                 (68,039)              (586,978)             --                 --                 --
Interest and other
   expense                                (471,166)              (984,064)         (1,112,647)          (865,206)          (280,445)
Interest income                             45,920                 49,206               9,133             47,786             77,104
Non-recurring charges                       --                     --                  --                 --               (989,917)
                                       -----------        ---------------        ------------        ------------         ---------
Net loss                                (3,239,213)           (11,338,869)        (12,764,231)        (4,510,145)          (847,486)
Basic and diluted net loss per share          (.16)                  (.73)               (.96)              (.38)              (.08)
Shares used in computing basic and
   diluted net loss per share           20,849,356             15,579,747          13,261,815         11,756,532          10,670,040


                               BALANCE SHEET DATA

                               At               At              At              At              At
                           December 31,     December 31,    February 28,    February 23,    February 24,
                              1998             1997            1997            1996            1995
                              ----             ----            ----            ----            ----
Total assets               $17,751,965      $20,970,740     $29,247,231     $35,277,975     $35,341,925
Long term obligations      $    --          $    --         $ 3,809,241      $5,441,057     $ 4,495,692
Redeemable preferred
   stock                   $    --          $    --         $    --         $   183,369     $   183,369
Working capital (deficit) ($12,748,154)    ($13,897,932)    ($5,819,144)    ($2,767,867)    $ 3,909,634
Stockholders' equity       $ 3,279,473      $ 5,115,535     $11,544,675     $19,768,971     $24,048,204



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

     Operating profits (loss) for the various business units are as follows:

                                                        Year Ended            10 Month Period ended
                                                     December 31, 1998          December 31, 1997
                                                     -----------------          -----------------
Proprietary, traditional and film products             ($1,004,120)              ($ 7,878,610)
RC America, Inc.                                          (130,345)                   (34,584)
BPI Packaging Technologies, Inc.                            (7,353)                      (119)
Market Media, Inc.                                        (122,136)                  (391,853)
Unallocated corporate overhead                          (1,481,974)                (1,511,867)
                                                       ------------              -------------

Operating profit (loss)                                 $2,745,928)              ($ 9,817,033)
Allowance for officer loan                                 (68,039)                  (586,978)
Interest expense, net                                     (425,246)                  (934,858)
                                                       ------------              -------------
Net loss                                               ($3,239,213)              ($11,338,869)
                                                       ------------              -------------
                                                       ------------              -------------

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

     Operating profits (loss) for the various business units are as follows:

                                                10 Month Period Ended
                                                  December 31, 1997       Fiscal 1997
                                                ---------------------     -----------
Proprietary, traditional and film products           ($7,878,610)         ($9,079,854)
RC America, Inc.                                         (34,584)              53,591
BPI Packaging, Inc.                                         (119)              (2,205)
Market Media, Inc.                                      (391,853)            (809,199)
Unallocated corporate overhead                        (1,511,867)          (1,823,050)
                                                     ------------         -----------

Operating profit (loss)                              ($9,817,033)        ($11,660,717)
Allowance for Officer Loan                              (586,978)         (    --    )
Interest expense, net                                   (934,858)          (1,103,514)
                                                     ------------         -----------

Net loss                                            ($11,338,869)        ($12,764,231)
                                                     ------------         -----------
                                                     ------------         -----------

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


     As of July 9, 1999, the Company has contacted five significant customers, which accounted for 50.3% of total sales for the first quarter of 1999 regarding their Year 2000 compliance status. All of these customers have indicated that they are either already Year 2000 complaint or are on schedule to be Year 2000 compliant by December 31, 1999. None of these customers currently order from the Company through electronic systems.

     The Company sent questionnaires to all 409 vendors as of May 14, 1999 regarding their Year 2000 compliance status. As of July 9, 1999 the Company received 163 responses. All major vendors responded that they are currently Year 2000 compliant and the other vendors are either Year 2000 compliant or are on schedule to be Year 2000 compliant by December 31, 1999.


     In the most likely, worse-case scenario, Year 2000 compliance issues may cause the railroad systems in the United States to become dysfunctional, which would cause the Company to obtain its resin and other supplies by other means of transportation. The Company would be unable to manufacture products and revenues would be impacted 60 days after the rail system ceases to function. The Company's contingency plan is to implement a manual system for its accounting and finance functions. The Company's manufacturing contingency plan is to accumulate a 30-day inventory excess of raw materials by December 31, 1999 to address vendor problems caused by Year 2000 issues.

     The Company has not deferred any of its information technologies projects due to its Year 2000 efforts. Furthermore, there has been no impact from any deferred projects on the Company's financial condition or results of operations.


     The Company is scheduled to be Year 2000 compliant as of July 31, 1999. The only remaining component, as of July 9, 1999, is the Company's financial and accounting systems, described above. The additional costs of achieving full Year 2000 compliance are expected to be $25,000.


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

                           SUMMARY COMPENSATION TABLE

                                                                                                  Long Term
                                                                                             Compensation Awards
                                            Annual Compensation                              -------------------
                                            -------------------                         Securities
                                                                                        Underlying         All Other
    Name and Principal Position         Fiscal Year        Salary(1)      Bonus(2)      Options(#)       Compensation
    ---------------------------         -----------        ---------      -------       ---------        ------------
Dennis N. Caulfield (3)                   1998              $169,846         $0              0                $9,923(3)
    Former Chief Executive Officer        1997(A)           $266,666         $0              0               $43,323(3)
                                          1997              $320,000         $0              0              $130,220(3)
                                          1996              $320,000         $0              0               $36,174(3)

C. Jill Beresford (4)                     1998              $182,506         $0              0               $12,848(4)
    Chief Executive Officer,              1997(A)           $150,000         $0              0                $6,424(4)
    Chairman of the Board of              1997              $180,000         $0              0               $26,716(4)
    Directors                             1996              $180,000         $0              0               $14,612(4)

Alex F. Vaicunas (5)                      1998              $124,856         $0              0                $1,746(5)
    Former Vice President of Film         1997(A)           $104,167         $0              0                $3,150(5)
    Sales                                 1997              $125,000         $0              0                $3,232(5)
                                          1996              $125,000         $0              0                $1,213(5)

Richard Nurse, Ph.D. (6)                  1998              $119,115         $0              0
    Vice President of Technical           1997(A)            $64,399         $0              0                $8,935(6)
    Development                           1997               $77,279         $0              0                $3,410(6)
                                          1996               $71,936         $0              0                $4,401(6)
                                                                                                              $3,656(6)

Paul  J. DeCristofaro (7)                 1998               $32,332         $0              0                  $668(7)
    Former Chief Financial Officer        1997(A)            $83,410         $0              0                       $0
                                          1997              $100,092         $0              0                       $0

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

               AGGREGATED OPTION EXERCISED IN THE LAST FISCAL YEAR
                            AND FY-END OPTION VALUES



                                                                                  Number of             Value of
                                                                                  Securities          Unexercised
                                                                                  Underlying          In-the-Money
                                                                             Unexercised Options        Options
                                                                                  at FY-End           Exercisable/
                                      Shares Acquired                            Exercisable/        Unexercisable
               Name                     on Exercise       Value Realized($)     Unexercisable            ($)(1)
               ----                   ---------------     -----------------  -------------------     -------------
C. Jill Beresford                            0                    0                 163,224/0             0 / 0

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

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS


     The Company entered into employment, non-competition, and confidentiality agreements with each of Mr. Caulfield, Ms. Beresford and Mr. Vaicunas. Base salaries for Mr. Caulfield, Ms. Beresford and Mr. Vaicunas were $320,000, $180,000 and $125,000 per annum, respectively, subject to periodic review by the Board of Directors. Each of these agreements expired on June 30, 1998. Ms. Beresford's employment agreement was renewed for an additional one year term. Her agreement provided for severance payments of 60 months base salary in the event her employment was terminated without cause and prohibited her from competing with the Company for a period of 24 months following termination of employment with the Company. In the event of a change of control in the Company, she had the option to terminate her employment and to receive additional severance compensation subject to the provisions of their employment agreements. The Company has also entered into non-competition and confidentiality agreements with certain other employees.


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


     Under the terms of each agreement described above, each of these individuals will receive options to purchase Common Stock during the term of each's respective agreement if the Company equals or exceeds certain financial performance goals. See "Compensation Committee-Board Compensation Committee Report on Executive Compensation - Bonus Plan" below for a description of the performance goals. Also, in consideration of Ms. Beresford, Mr. Koehlinger, Dr. Nurse, Dr. Schulz and Mr. Hughes entering into his or her agreement, the Company granted each of these individuals a warrant to purchase a certain number of shares of Common Stock at $0.04 per share. Such warrants are not exercisable until the Company's stockholders approve an amendment to the Company's Certificate of Incorporation increasing the number of shares of authorized Common Stock. Such warrants expire on January 27, 2009. Please refer to the chart above, under the title" Warrant Shares," for the number of shares of their respective amount due under these warrants. Dr. Schulz, Mr. Koehlinger, Dr. Nurse and Ms. Beresford borrowed funds in the aggregate amount of $262,520 from DGJ necessary to exercise these warrants. In consideration for the loan from DGJ to these individuals, these individuals pledged the shares which will be issued upon exercise of the warrants. Dr. Schulz is also given as consideration for his employment, costs related to an apartment and an automobile for the duration of his employment under his employment agreement. Mr. Blacklett will be given, as consideration for his employment, reimbursement for reasonable and necessary expenses incurred in connection with the relocation of his personal residence closer to the Company's office.


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


     BASE SALARIES. Ms. Beresford's base salary was $180,000 for the 12 month period ended June 30, 1999 and for her employment term from July 1, 1999 to June 30, 2000, her base salary will be $125,000 per annum. The current Compensation Committee believes that executive officer salaries reflect base salaries paid to senior officers of other companies of similar size.


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


                                GRAPHIC OMITTED.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth the beneficial ownership of Common Stock or Series A Convertible Preferred Stock as of July 6, 1999 by: (i) directors of the Company; (ii) executive officers of the Company; (iii) directors and executive officers of the Company as a group; and (iv) persons who beneficially owned more than 5% of the Common Stock and Series A Preferred Stock or by persons who did not beneficially own more than 5% of the Common Stock and Series A Preferred Stock, in the aggregate, but who constituted members of a "group" within the meaning of Section 13(d)(3) of the Exchange Act, beneficially owning more than 5% of the Common Stock and Series A Preferred Stock. Some of the persons listed below are a member of such a group by virtue of being a party to the Lockup Agreement (the "Lockup Agreement"), by and among Ms. Beresford, Mr. Hughes and DGJ, dated January 27, 1999, pursuant to which the parties agreed to vote their shares of stock as directed by DGJ on any matters presented to the Company's stockholders with respect to the Securities Purchase Agreement. All of the persons listed below disclaim beneficial ownership in any shares beneficially owned by the others. The number of shares beneficially owned of Common Stock and Series A Convertible Preferred Stock listed below is based on information contained in a Schedule 13D filed with the Commission on behalf of the named persons and on information provided to the Company by the named persons. The percentage of shares of the class each person is listed as beneficially owning is based upon 21,500,521 and 188,458 shares of Common Stock and Series A Convertible Preferred Stock outstanding, respectively, as of July 6, 1999. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.



NAME AND ADDRESS                               NUMBER OF SHARES OF COMMON STOCK       PERCENTAGE OF COMMON STOCK
OF BENEFICIAL OWNER                                 BENEFICIALLY OWNED (1)        AND SERIES A PREFERRED STOCK (2)(3)
-------------------                                 ----------------------        -----------------------------------
Hanspeter Schulz, Ph.D. (4)(5)                             2,188,000                         9.16%
Richard H. Nurse, Ph.D. (4)(5)                             1,725,000                         7.37%
C. Jill Beresford (4)(5)(6)(7)                             2,561,249                        10.60%
James F. Koehlinger (4)(5)                                 1,719,000                         7.34%
Peter W. Blackett (4)                                              0                            0%
Ivan J. Hughes (5)(7)(8)                                   1,027,000                         4.54%
  Davis and Oak Streets
  Ludlow, Kentucky  41016-0250
David N. Laux (9)                                             52,500                             *
  1700 N. Moore St, Suite 1703
  Arlington, Virginia  22209





NAME AND ADDRESS                               NUMBER OF SHARES OF COMMON STOCK       PERCENTAGE OF COMMON STOCK
OF BENEFICIAL OWNER                                 BENEFICIALLY OWNED (1)        AND SERIES A PREFERRED STOCK (2)(3)
-------------------                                 ----------------------        -----------------------------------
Gary R. Edidin (10)                                       80,000,000                        78.67%
  Edidin & Associates
  600 Central Avenue
  Suite 262
  Highland Park, IL 60035
Allen S. Gerrard (11)                                     80,000,000                        78.67%
  Deere Park Capital Management
  40 Skokie Boulevard
  Suite 110
  Northbrook, IL 60062
Theodore L. Koenig (12)                                            0                            0%
  55 East Monroe Street, Suite 4100
  Chicago, Illinois 60603
Bruce M. Fleisher                                                  0                            0%
 2350 N. Lincoln Park West
 Chicago, Illinois 60614
DGJ (13)                                                  80,000,000                        78.67%
  600 Central Avenue, Suite 262
  Highland Park, Illinois  60036
All Officers and Directors                                89,220,249                        81.43%
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

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Ivan J. Hughes, a director of the Company, is the President of the Plastic's Division, and a director and a member of the Executive and Compensation Committees of Duro Bag. In January, February, March, April, May and June, Duro Bag issued purchase orders for $192,000, $190,335, $209,513, $255,729, $0 and $350,019 to the Company to purchase bags for Duro Bag customers. The Company expects similar orders from Duro Bag to those received in the first six months of 1999 during the remainder of the year. The Company manufactures these products on behalf of Duro Bag for its customers. The Company sells these products on terms as contracted by Duro Bag and its customers, which terms are equal, if not better, than the Company could obtain from its other customers for these products.


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

27             Financial Data Schedule (16).

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

(14) Incorporated by reference from our Current Report on Form 8-K, dated January 27, 1999, and filed with the SEC on February 11, 1999.

(15) Incorporated by reference from our Current Report on Form 8-K, dated March 31, 1999, and filed with the SEC on March 31, 1999.

(16) Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1999 and filed with the SEC on March 31, 1999.

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



Date:  July 12, 1999


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



Signature                                  Title                                                    Date
---------                                  -----                                                    ----
/s/ Hanspeter Schulz                       President and Director                              July 12, 1999
--------------------


/s/ Ivan J. Hughes                         Chairman of the Board                               July 12, 1999
------------------


/s/ Richard H. Nurse                       Vice President of Manufacturing                     July 12, 1999
--------------------


/s/ C. Jill Beresford                      Vice President of Marketing                         July 12, 1999
---------------------


/s/ James F. Koehlinger                    Chief Financial Officer,                            July 12, 1999
-----------------------                    Principal Accounting Officer and
                                           Treasurer


/s/ David N. Laux                          Director                                            July 12, 1999
-----------------


/s/ Gary R. Edidin                         Director                                            July 12, 1999
------------------


/s/ Bruce M. Fleisher                      Director                                            July 12, 1999
---------------------


/s/ Allen S. Gerrard                       Director                                            July 12, 1999
--------------------


/s/ Theodore L. Koenig                     Director                                            July 12, 1999
----------------------

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts

                        BPI PACKAGING TECHNOLOGIES, INC.

                           Consolidated Balance Sheets

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

                        BPI PACKAGING TECHNOLOGIES, INC.

                           Consolidated Balance Sheets

                      Liabilities and Stockholders' Equity


                                                                   December 31, 1998            December 31, 1997
                                                                   -----------------            -----------------
Current liabilities
Note payable                                                       $        814,311             $    1,162,349
Trade notes payable                                                         584,433                    584,433
Capital lease obligations due within one year                             3,800,286                  4,426,205
Accounts payable                                                          6,597,223                  6,714,870
Accrued expenses                                                          2,676,239                  2,967,348
                                                                   ----------------             --------------
         Total current liabilities                                       14,472,492                 15,855,205
                                                                   ----------------             --------------

Commitments and contingencies

Stockholders' Equity

Series B convertible preferred stock, $.01 par value                      1,466,954                  1,466,954

Series A convertible preferred stock, $.01 par value                        674,032                  1,126,932

Common stock, $.01 par value; shares authorized --
60,000,000 at December 31, 1998 and 1997 Shares
issued and outstanding - 21,495,621 and 19,513,496 at
December 31, 1998 and 1997, respectively                                    214,956                    195,135

Capital in excess of par value                                           44,912,833                 43,076,603
Accumulated deficit                                                     (43,989,302)               (40,750,089)
                                                                   ----------------             --------------
                                                                          3,279,473                  5,115,535
                                                                   ----------------             --------------
                                                                   $     17,751,965             $   20,970,740
                                                                   ----------------             --------------
                                                                   ----------------             --------------

                   The accompanying notes are an integral part of these consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

                      Consolidated Statements of Operations


                                                                             10 Month period
                                                    Fiscal Year Ended             Ended             Fiscal Year Ended
                                                    December 31, 1998       December 31, 1997       February 28, 1997
                                                    -----------------       -----------------       -----------------
Net sales                                          $      10,382,819        $      13,951,725      $     30,810,037
Cost of goods sold                                         8,826,905               17,311,037            27,784,329
                                                         -----------             ------------          ------------

Gross profit (loss)                                        1,555,914               (3,359,312)            3,025,708

Operating expenses:
Selling, general and administrative                        4,301,842                6,137,985             8,695,612
Bad debt expense                                                 ---                  319,736                93,165
Write-down of impaired assets and
  related expenses                                               ---                      ---             5,385,000
Patent infringement settlement                                   ---                      ---               512,648
                                                         -----------             ------------          ------------

Loss from operations                                      (2,745,928)              (9,817,033)          (11,660,717)

Other (expense) income:
Allowance for officer loan                                   (68,039)                (586,978)                  ---
Interest expense                                            (471,166)                (984,064)           (1,112,647)
Interest income                                               45,920                   49,206                 9,133
                                                         -----------             ------------          ------------

Net loss                                                 ($3,239,213)            ($11,338,869)         ($12,764,231)
                                                         -----------             ------------          ------------
                                                         -----------             ------------          ------------

Basic and diluted net loss per share                         ($0.16)                  ($0.73)               ($0.96)
Shares used in computing basic and
  diluted net loss per share                              20,849,356               15,579,747            13,261,815

                   The accompanying notes are an integral part of these consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

            Consolidated Statements of Changes in Stockholders' Equity

  For the Year Ended December 31, 1998, the 10 Month Period Ended December 31,
              1997 and for the Fiscal Year Ended February 28, 1997

                                                 Series A Convertible  Series B Convertible
                               Common Stock         Preferred Stock      Preferred Stock
                               ------------         ---------------      ---------------      Capital in    Accumu-
                                                                                              Excess of      lated
                              Shares     Amount    Shares      Amount   Shares     Amount     Par Value     Deficit       Total
                              ------     ------    ------      ------   ------     ------     ---------     -------       -----
Balance at February 23,
1996                        11,800,909  118,009    303,946   1,215,784  146,695   1,466,954   33,615,213  (16,646,989)  19,768,971

   Sale of common stock
   pursuant to
   Regulation S and
   Regulation D private
   placement offerings,
   net of issuance costs     1,207,500   12,075                                                2,194,793                 2,206,868

   Sale of common and
   preferred stock
   pursuant to partial
   exercise of
   underwriter's warrants
   from prior public
   offerings, net of
   issuance costs              402,600    4,026    100,000     225,000                           851,024                 1,080,050

   Conversion of Series
   A convertible
   preferred stock to
   common stock                 56,800      568    (56,800)   (227,200)                         226,632                      --

   Sale of common stock
   pursuant to exercise of
   class B warrants from
   the Company's third
   public offering, net of
   issuance costs              511,761    5,118                                               1,092,799                  1,097,917


   Issuance of common
   stock based on RC
   America's FY96
   results                       2,550       26                                                   5,074                      5,100

   Issuance of 92,308
   Regulation S common
   shares in exchange
   for Series C
   redeemable preferred
   stock                        92,308      923                                                 149,077                    150,000

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

                        BPI PACKAGING TECHNOLOGIES, INC.


                      Consolidated Statements of Cash Flows


                                                                               10 Month period
                                                        Fiscal Year Ended           ended           Fiscal Year Ended
                                                        December 31, 1998     December 31, 1997     February 28, 1997
                                                        -----------------     -----------------     -----------------
Cash flows from operating activities:
     Net Loss                                                 ($3,239,213)         ($11,338,869)         ($12,764,231)
                                                               ----------           -----------           -----------

Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
     Depreciation and amortization                              2,538,880             2,186,621             3,417,849
     Write-down of impaired assets and related
         expenses                                                --                    --                   5,897,648
     Inventory reserve                                           (290,000)             (925,000)            1,215,000
     Allowance for lease losses                                  --                   1,643,377              --

     Allowance for officer loan                                  --                     586,978              --

     Warrants and common stock granted to consultants            --                     109,658              --

     Allowance for uncollectible trade receivables               --                     175,000              --

Changes in assets and liabilities:
     (Increase) Decrease in accounts receivable -                (161,150)            1,197,521                84,372
       trade
     (Increase) Decrease in inventories                           630,453             4,401,587            (1,821,856)
     (Increase) Decrease in prepaid expenses                        1,528               217,538              (302,566)
     Increase (Decrease) in other assets, net                     456,508               840,896              (198,418)
     (Decrease) Increase in accounts payable                     (117,647)              209,020             3,218,584
     (Decrease) Increase in other accrued expenses               (291,109)              364,134               132,409
                                                               ----------           -----------           -----------

         Total Adjustments                                      2,767,463            11,007,330            11,643,022
                                                               ----------           -----------           -----------

         Net cash used by operating activities                   (471,750)             (331,539)           (1,121,209)
                                                               ----------           -----------           -----------

Cash flows from investing activities:
     Additions to property and equipment                             (325)             (212,144)           (1,549,878)
     Cost of patents                                                   --                    --              (144,928)

     Decrease (increase) in deposits, net                          (8,567)              (12,823)              388,922
     Advances to officers                                            (656)             (112,597)              (44,560)
                                                               ----------           -----------           -----------

         Net cash used by investing activities                     (9,548)             (337,564)           (1,350,444)
                                                               ----------           -----------           -----------

Cash flows from financing activities:
Net (payments) borrowings under note payable                     (348,038)           (2,571,128)              (19,127)
Principal payments on long-term debt and capital
lease                                                            (625,919)           (1,492,754)           (1,945,014)
    obligations

Net proceeds from sales and issuances of stock                  1,403,151             4,800,071             4,384,835
                                                               ----------           -----------           -----------

         Net cash provided by financing activities                429,194               736,189             2,420,694
                                                               ----------           -----------           -----------

                                                                               10 Month period
                                                        Fiscal Year Ended           ended           Fiscal Year Ended
                                                        December 31, 1998     December 31, 1997     February 28, 1997
                                                        -----------------     -----------------     -----------------
Net (decrease) increase in cash                                   (52,104)               67,086               (50,959)

Cash at beginning of period                                       125,220                58,134               109,093
                                                                 --------              --------            ----------

Cash at end of period                                             $73,116              $125,220               $58,134
                                                                 --------              --------            ----------
                                                                 --------              --------            ----------

Cash paid for interest                                           $471,166              $900,855            $1,093,648
                                                                 --------              --------            ----------
                                                                 --------              --------            ----------

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


     In conjunction with the financing, the Company entered into agreements with most of its unsecured creditors that provided for a discounted payment in February 1999 or a non-interest bearing agreement to pay the entire balance over a three-year period. The unsecured creditor agreements, together with the financing referred to above, allowed the Company to restructure trade notes payable of $584,000 and accounts payable of $6,597,000, or a total of $7,181,000, compared to $1,874,000 of current accounts payable and $1,426,000 of long-term debt, or a total of $3,300,000 after refinancing. Unsecured creditors of the Company owed approximately $3,009,000 as of January 27, 1999 selected the discounted payment plan resulting in extraordinary income of $1,731,762 during the first quarter of 1999. The balance of the unsecured creditors selected the three year payment plan or are currently negotiating with the Company or did not reach discounted or deferred agreements with the Company. The Company did not recognize any gain under the three year payment arrangement. This gain of $1,731,762 was recorded as extraordinary income amounting to $0.08 per share. The tax effect of this gain reduced the net operating tax loss carryforward from prior years which has been fully reserved and, therefore, has no impact on current operations.


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

                        BPI PACKAGING TECHNOLOGIES, INC.

                             Pro Forma Balance Sheet
                                December 31, 1998

                                                                                                                    Pro Forma
                           As audited                                                                    December 31,
                    December 31, 1998                          Adjustments                                    1998
                    -----------------                          -----------                                    ----
Current assets

Cash                $          73,116   3,500,000  (1,960,900)    250,000      (885,000)                 $      977,216
Accounts                      882,389                                                                           882,389
receivable, net
Inventories, net              717,413                                                                           717,413
Prepaid expenses               51,420                                                                            51,420

Total current               1,724,338                                                                         2,628,438
assets

Property and               15,290,305                                                         1,678,973
equipment, net                                                                                               16,969,278

Deposits -                    149,851                                                          (75,940)          73,911
leases and
equipment
purchases
Loans to                        6,072                                                                             6,072
officers, net
Other assets, net             581,399                                            885,000      (246,696)       1,219,703
                    ------------------ ----------- ----------- ----------- -------------- -------------- ---------------
                              737,322                                                                         1,299,686
                    ------------------ ----------- ----------- ----------- -------------- -------------- ---------------
                    ------------------ ----------- ----------- ----------- -------------- -------------- ---------------
Total assets             $ 17,751,965   3,500,000  (1,960,900)    250,000              0      1,356,337  $   20,897,402
                    ------------------ ----------- ----------- ----------- -------------- -------------- ---------------
                    ------------------ ----------- ----------- ----------- -------------- -------------- ---------------

Current
liabilities

Note payable        $         814,311                             250,000                                $    1,064,311
Trade notes                   584,433   (584,433)                                                                    --
payable
Capital lease               3,800,286                                                       (3,800,286)              --
obligations due
within one year
Accounts payable            6,597,223     584,433  (1,960,900) (1,425,540)   (1,846,100)       (75,116)       1,874,000
Accrued expenses            2,676,239                                                       (1,643,377)       1,032,862
                            ---------                                                                    --------------

         Total
         current
         liabilities       14,472,492                                                                         3,971,173
                           ----------                                                                    --------------

Capital lease
obligations -
long-term portion                  --                                                         6,800,000       6,800,000
                                                                                                         --------------

Long-term debt
Accounts Payable                   --                           1,425,540                                     1,425,540
                                                                                                         --------------

Notes payable                      --   3,200,000   (480,000)                                                 2,720,000
                                                                                                         --------------

Stockholders'
equity

Subscribed stock                   --              300,000                                                      300,000
Series B                    1,466,954                                                                         1,466,954
convertible
preferred stock,
$.01 par value

Series A                      674,032                                                                           674,032
convertible
preferred stock,
$.01 par value
Series C                           --                                                               100             100




redeemable
preferred stock,
$.01 par value
Common stock,
$.01 par value;               214,956                                                                           214,956
shares
authorized  --
60,000,000

Capital in excess          44,912,833                 480,000                                     (100)
of par value                                                                                                 45,392,733
Accumulated
deficit                  (43,989,302)                                          1,846,100         75,116    (42,068,086)
                    ------------------ ----------- ----------- ----------- -------------- -------------- ---------------
                            3,279,473                                                                         5,980,689
                    ------------------ ----------- ----------- ----------- -------------- -------------- ---------------
                    ------------------ ----------- ----------- ----------- -------------- -------------- ---------------
Total liabilities
and stockholders'
equity              $      17,751,965   3,500,000  (1,960,900)    250,000              0      1,356,337  $   20,897,402
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

NOTE 5:  PROPERTY AND EQUIPMENT, NET

         Property and equipment consist of the following:

                                                                 December 31, 1998             December 31, 1997
                                                                 -----------------             -----------------
         Machinery and equipment                                   $   24,817,161               $   24,817,161
         Leasehold improvements                                         3,611,407                    3,611,082
         Office furniture and fixtures                                    303,731                      303,731
         Motor vehicles                                                    19,900                       19,900
                                                                   --------------               --------------
                                                                       28,752,199                   28,751,874
         Less accumulated depreciation and
              Amortization                                            (13,461,894)                 (10,923,014)
                                                                   ------------                 ------------
                                                                   $   15,290,305               $   17,828,860
                                                                   --------------               --------------
                                                                   --------------               --------------

         Assets recorded under capital leases and included in property and equipment were as follows:

                                                                 December 31, 1998             December 31, 1997
                                                                 -----------------             -----------------
         Machinery and equipment                                   $   13,041,270               $   13,041,270
         Less accumulated amortization                                 (5,478,653)                  (4,055,971)
                                                                        ---------                    ---------
                                                                   $    7,562,617               $    8,985,299
                                                                   --------------               --------------
                                                                   --------------               --------------

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

     Description of impaired assets; patents, goodwill and plant assets relating to bag making facilities:

                    Patents                                       $1,044,577
                    Goodwill                                         620,353
                    Plant equipment                                3,335,070
                    Reserve for agreement with
                             bag-making equipment                    285,000
                    Write-off of rubber plates used
                             in bag-making equipment                 100,000
                                                                  ----------
                    Total                                         $5,385,000
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
                                             -------
                                             -------


                                                 Options Outstanding
                                                 -------------------

      Range of Exercise            Number Outstanding at         Weighted Average
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