Form 10-Q/A
period 1999-03-31
BPI PACKAGING TECHNOLOGIES INC
filed 1999-07-12
CIK 866751

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                          AMENDMENT NO. 2 TO FORM 10-Q
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


         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the bid and ask prices of the Common Stock and Series A Convertible Preferred Stock as reported by the OTC Bulletin Board on July 6, 1999 was approximately $5,590,135 for the Common Stock and $188,458 for the Series A Convertible Preferred Stock. As of July 6, 1999, 21,500,521 shares of Common Stock, $0.01 par value per share, were outstanding and 188,458 shares of Series A Convertible Preferred Stock, $0.01 par value per share, were outstanding.

                        BPI PACKAGING TECHNOLOGIES, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                       Page No.
------------------------------                                                       --------
Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1999
         and December 31, 1998.....................................................        1

         Consolidated Statements of Operations - Three Month
         periods ended March 31, 1999 and March 31, 1998...........................        3

         Consolidated Statements of Cash Flows - Three Month
         periods ended  March 31, 1999 and March 31, 1998..........................        4

         Notes to Consolidated Financial Statements................................        5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................................       12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk................       18


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................       19

Item 2.  Changes in Securities.....................................................       19

Item 3.  Default Upon Senior Securities............................................       19

Item 4.  Submission of Matters to a Vote of Security Holders.......................       19

Item 5.  Other Information.........................................................       19

Item 6.  Exhibits and Reports on Form 8-K..........................................       19

SIGNATURES.........................................................................       20

PART I.      FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                     BPI PACKAGING TECHNOLOGIES, INC.

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                                           MARCH 31,             DECEMBER 31,
                                                                              1999                  1998
                                                                      ---------------------   -----------------
                                                                          (UNAUDITED)
Current assets
       Cash                                                                   $    185,493        $     73,116
       Accounts receivable, net                                                  1,263,385             882,389
       Inventories                                                               1,165,221             717,413
       Prepaid expenses and other current assets, net                               79,708              51,420
                                                                      ---------------------   -----------------
             Total current assets                                                2,693,807           1,724,338
                                                                      ---------------------   -----------------

Property and equipment, net                                                     16,731,059          15,290,305
                                                                      ---------------------   -----------------

Deposits - leases and equipment purchases                                           73,911             149,851
Loans to officers, net                                                               6,249               6,072
Other assets                                                                     1,511,818             581,399
                                                                      ---------------------   -----------------
                                                                                 1,591,978             737,322
                                                                      ---------------------   -----------------

                                                                              $ 21,016,844        $ 17,751,965
                                                                      ---------------------   -----------------
                                                                      ---------------------   -----------------

                  The accompanying notes are an integral part of these consolidated financial statements.

                      BPI PACKAGING TECHNOLOGIES, INC.

                        CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           MARCH 31,              DECEMBER 31,
                                                                              1999                   1998
                                                                      ---------------------   ------------------
                                                                          (UNAUDITED)
Current liabilities
       Note payable                                                        $    1,300,540       $      814,311
       Trade notes payable                                                          -                  584,433
       Capital lease obligations due within one year                                -                3,800,286
       Accounts payable                                                         2,180,158            6,597,223
       Accrued expenses                                                         1,123,176            2,676,239
                                                                      ---------------------   ------------------
             Total current liabilities                                          4,603,874           14,472,492
                                                                      ---------------------   ------------------

Long - term liabilities
       Capitalized lease obligations                                            7,018,665                -
       Subordinated debt                                                        2,720,000                -
       Accounts payable long term                                               1,339,036                -
                                                                      ---------------------   ------------------
             Total long - term liabilities                                     11,077,701                -

Stockholders' Equity
       Series B convertible preferred stock, $.01 par value                     1,466,954            1,466,954
       Series A convertible preferred stock, $.01 par value                       674,032              674,032
       Series C redeemable preferred stock, $.01 par value                            100                 -
       Common stock, $.01 par value; shares authorized -
         60,000,000; shares issued and outstanding -
         21,495,621 at March 31, 1999 and at December 31, 1998                    214,956              214,956
       Subscribed stock                                                           300,000                 -
       Capital in excess of par value                                          45,392,733           44,912,833
       Accumulated deficit                                                    (42,713,506)         (43,989,302)
                                                                      ---------------------   ------------------
                                                                                5,335,269            3,279,473
                                                                      ---------------------   ------------------

                                                                           $   21,016,844       $   17,751,965
                                                                      ---------------------   ------------------
                                                                      ---------------------   ------------------

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


         For further information, refer to the consolidated financial statements and the footnotes included in Amendment No. 4 to the Annual Report on Form 10-K/A for BPI Packaging Technologies, Inc. (the "Company") for the year ended December 31, 1998 and the Form 8-K filed on February 11, 1999 related to the financial restructuring of the Company.


NOTE 2:  FINANCIAL RESTRUCTURING

         On January 27, 1999, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with DGJ, L.L.C. ("DGJ") (the "January 1999 Financing"), whereby the Company agreed to issue and sell to DGJ, and DGJ agreed to purchase from the Company the following:

         1. a Promissory Note in the aggregate principal amount of $3,200,000 (the "Note");

         2. a Common Stock Purchase Warrant for the purchase of up to 80,000,000 shares of the Company's common stock, $0.01 par value per share (the "Common Stock"), at an exercise price of $0.04 per share, exercisable until January 27, 2009; and

         3. 1,629,930 shares of Series C Preferred Stock of the Company for $100.

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

NOTE 4:  ACCOUNTS RECEIVABLE-TRADE

         Accounts receivable-trade consists of the following:

                                             March 31,        December 31,
                                               1999              1998
                                           ------------      -------------
Accounts receivable-trade                   $1,442,938        $ 1,066,841
Allowance for doubtful accounts               (104,553)          (109,452)
Allowance for credits                          (75,000)           (75,000)
                                           ------------      -------------
                                            $1,263,385        $   882,389
                                           ------------      -------------
                                           ------------      -------------

NOTE 5:  INVENTORIES

         Inventories consist of the following:

                                             March 31,        December 31,
                                               1999              1998
                                           ------------      -------------
Raw materials                               $  329,156        $    296,427
Finished goods                                 836,065             420,986
                                           ------------      -------------
                                            $1,165,221        $    717,413
                                           ------------      -------------
                                           ------------      -------------

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

NOTE 8: CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999

                        BPI PACKAGING TECHNOLOGIES, INC.

                    Consolidated Statement of Changes in
                         Stockholder's Equity for the three
                         month period ended March 31, 1999

                               Series B Convertible    Series A Convertible     Series C Redeemable
                                  Preferred Stock        Preferred Stock          Preferred Stock          Common Stock
                               ---------------------------------------------------------------------------------------------
                                Shares      Amount       Shares      Amount      Shares     Amount       Shares      Amount
                                ------      ------       ------      ------      ------     ------       ------      ------
Balance at December 31, 1998    146,695   $1,466,954     212,258    $674,032            0      $0      21,495,621   $214,956
   Subscribed stock
   Net income for
    three months ending
    March 31, 1999
   Ascribed value of
    Series C Redeemable
     Preferred Stock under
      refinancing of
      1/27/99
Issuance of stock during
 financial Restructuring                                                        1,629,930    $100
Balance at March 31, 1999       146,695   $1,466,954     212,258    $674,032    1,629,930    $100      21,495,621   $214,956


                                  Subscribed Stock       Capital in
                               ----------------------     Excess of     Accumulated
                                  Shares      Amount      Par Value        Deficit          Total
                                  ------      ------      ---------        -------          -----
Balance at December 31, 1998            0          $0    $44,912,833    ($43,989,302)    $3,279,473
   Subscribed stock             7,500,000    $300,000                                      $300,000
   Net income for
    three months ending
    March 31, 1999                                                        $1,275,796     $1,275,796
   Ascribed value of
    Series C Redeemable                                     $480,000                       $480,000
     Preferred Stock under
      refinancing of
      1/27/99
Issuance of stock during
 financial Restructuring                                       ($100)                            $0
Balance at March 31, 1999       7,500,000    $300,000    $45,392,733    ($42,713,506)    $5,335,269

NOTE 9:  RELATED PARTY TRANSACTIONS


         Ivan J. Hughes, a director of the Company, is the President of the Plastic's Division, and a director and a member of the Executive and Compensation Committees of Duro Bag Manufacturing Company ("Duro Bag"). In January, February, March, April, May and June, Duro Bag issued purchase orders for $192,000, $190,335, $209,513, $255,729, $0 and $350,019 to the
Company to purchase bags for Duro Bag customers. Orders from Duro Bag represented 18% of sales during the first quarter period ended March 31, 1999. The Company expects similar orders from Duro Bag to those received in the first six months of 1999 during the remainder of the year. The Company manufacturers these products on behalf of Duro Bag for its customers. The Company sells these products on terms as contracted between Duro Bag and its customers, which terms are equal, if not better, than the Company could obtain from its other customers for these products.


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

         Sales of the Company's proprietary bag products (FRESH-SAC-Registered Trademark- T-shirt sack produce bag and HANDI-SAC-TM-) and film products were $2,367,295 in the first quarter of 1999, compared to sales of $1,989,170 in the first quarter of 1998, an increase of 19%. Sales of traditional plastic carry-out bags were $973,689 in the first quarter of 1999, compared to sales of $243,727 in the first quarter of 1998, an increase of 299%.

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

         2. a Common Stock Purchase Warrant for the purchase of up to 80,000,000 shares of the Company's common stock, $0.01 par value per share (the "Common Stock"), at an exercise price of $0.04 per share, exercisable until January 27, 2009; and

         3. 1,629,930 shares of Series C Preferred Stock of the Company for $100.

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


         In conjunction with the January 1999 Financing, the Company entered into agreements with most of its unsecured creditors that provided a discounted payment in February 1999 or a non-interest bearing agreement to pay the entire balance over a three-year period. The unsecured creditor agreements, together with the financing referred to above, allowed the Company to restructure trade notes payable of $584,000 and accounts payable of $6,597,000, or a total of $7,181,000, compared to $1,874,000 of current accounts payable and $1,426,000 of long-term debt, or a total of $3,300,000 after refinancing. Approximately $3,009,000 of the total unsecured creditors as of January 27, 1999 selected the discounted payment plan resulting in extraordinary income of $1,731,762 during the first quarter of 1999. The balance of the unsecured creditors selected the three year payment plan or are currently negotiating with the Company or did not reach discounted or deferred agreements with the Company. The Company did not recognize any gain under the three year payment arrangement. The gain of $1,731,762 was recorded as extraordinary income amounting to $0.08 per share. The tax effect of the above gain was to reduce the net operating tax loss carryforward from prior years which has been fully reserved and, therefore, has no impact on current operations.


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

         The note payable, warrants and Series C Preferred Stock purchased by DGJ for $3,200,200 were valued using a cash flow analysis, at an assumed rate of 14%. Net cash proceeds after fees were assigned to the various components of this transaction based upon the discounted value of the note payable at 14%. Of the $3,200,200, $480,000 has been recorded as additional capital in excess of par value related to the warrants. The Series C Preferred Stock is determined to have no value separate from the warrants because it is not convertible to Common Stock and its redemption price is the same as its purchase price, $100 plus accrued interest at 6% per annum beginning on January 27, 1999. Also the Series C Preferred Stock has no preference in liquidation, although, it has a voting preference. The fair market value of the Common Stock on January 27, 1999 was $0.28 per share. The warrants have an exercise price of $0.04 per share.

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


         As of June 9, 1999, the Company has contacted five significant customers, which accounted for 50.3% of total sales for the first quarter of 1999 regarding their Year 2000 compliance status. All of these customers have indicated that they are either already Year 2000 complaint or are on schedule to be Year 2000 compliant by December 31, 1999. None of these customers currently order from the Company through electronic systems.



         The Company sent questionnaires to all 409 vendors as of May 14, 1999 regarding their Year 2000 compliance status. As of June 9, 1999 the Company received 163 responses. All major vendors responded that they are currently Year 2000 compliant and the other vendors are either Year 2000 compliant or are on schedule to be Year 2000 compliant by December 31, 1999.


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


                                    BPI PACKAGING TECHNOLOGIES, INC.


Date:      July 12, 1999            By: /s/ Hanspeter Schulz
                                        --------------------------------------
                                        President


Date:      July 12, 1999            By: /s/ James F. Koehlinger
                                        --------------------------------------
                                        Chief Financial Officer and Treasurer