Form 10-Q
period 1999-06-30
BPI PACKAGING TECHNOLOGIES INC
filed 1999-08-16
CIK 866751

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

       FOR QUARTERLY PERIOD ENDED                COMMISSION FILE NUMBER
             JUNE 30, 1999                               1-10648

                        BPI PACKAGING TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                 04-2997486
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No   .
                                             ---    ---

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the bid and ask prices of the Common Stock and Series A Convertible Preferred Stock as reported by the OTC Bulletin Board on August 3, 1999 was approximately $4,945,120 for the Common Stock and $188,458 for the Series A Convertible Preferred Stock. As of August 3, 1999, 21,500,521 shares of Common Stock, $0.01 par value per share, were outstanding and 188,458 shares of Series A Convertible Preferred Stock, $0.01 par value per share, were outstanding.

                        BPI PACKAGING TECHNOLOGIES, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                   Page No.
------------------------------                                                                   --------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1999
              and December 31, 1998........................................................            1

         Consolidated Statement of Operations - Three Month
              periods ended June 30, 1999 and June 30, 1998................................            3

         Consolidated Statement of Operations - Six Month
              periods ended June 30, 1999 and June 30, 1998................................            4

         Consolidated Statement of Cash Flows - Six Month
              periods ended June 30, 1999 and June 30, 1998................................            5

         Notes to Consolidated Financial Statements .......................................            6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations .........................................           13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........................           19


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................................           20

Item 2.  Changes in Securities.............................................................           20

Item 3.  Default Upon Senior Securities....................................................           20

Item 4.  Submission of Matters to a Vote of Security Holders...............................           21

Item 5.  Other Information.................................................................           21

Item 6.  Exhibits and Reports on Form 8-K..................................................           21

SIGNATURES.................................................................................           22


PART I.      FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                        BPI PACKAGING TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                                    JUNE 30,                DECEMBER 31,
                                                                      1999                      1998
                                                              ---------------------    -----------------------
                                                                  (UNAUDITED)
Current assets
       Cash                                                             $  176,726                 $   73,116
       Accounts receivable, net                                          1,351,505                    882,389
       Inventories                                                       1,672,861                    717,413
       Prepaid expenses and other current assets, net                       84,127                     51,420
                                                              ---------------------    -----------------------
             Total current assets                                        3,285,219                  1,724,338
                                                              ---------------------    -----------------------

Property and equipment, net                                             16,173,069                 15,290,305
                                                              ---------------------    -----------------------

Deposits - leases and equipment purchases                                   73,911                    149,851
Loans to officers, net                                                       6,430                      6,072
Other assets                                                             1,656,098                    581,399
                                                              ---------------------    -----------------------
                                                                         1,736,439                    737,322
                                                              ---------------------    -----------------------

                                                                      $ 21,194,727               $ 17,751,965
                                                              ---------------------    -----------------------
                                                              ---------------------    -----------------------




                   The accompanying notes are an integral part of these consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                   JUNE 30,     DECEMBER 31,
                                                                                     1999           1998
                                                                                ------------    ------------
                                                                                  (UNAUDITED)
Current liabilities
       Note payable                                                             $  1,690,163    $    814,311
       Trade notes payable                                                              --           584,433
       Capital lease obligations due within one year                                    --         3,800,286
       Accounts payable                                                            2,886,573       6,597,223
       Accrued expenses                                                              880,417       2,676,239
                                                                                ------------    ------------
             Total current liabilities                                             5,457,153      14,472,492
                                                                                ------------    ------------

Long-term liabilities
       Capitalized lease obligations                                               7,018,665              --
       Subordinated debt                                                           2,720,000              --
       Accounts payable long term                                                  1,117,602              --
                                                                                ------------    ------------
             Total long-term liabilities                                          10,856,267              --

Stockholders' Equity
       Series B convertible preferred stock, $0.01 par value                       1,466,954       1,466,954
       Series A convertible preferred stock, $0.01 par value                         673,983         674,032
       Series C redeemable preferred stock, $0.01 par value                              100              --
       Common stock, $0.01 par value; shares authorized - 60,000,000; shares issued and outstanding - 21,500,521 and
             21,495,621 at June 30, 1999 and December 31, 1998, respectively         215,005         214,956

       Subscribed stock                                                              300,000              --
       Capital in excess of par value                                             45,392,733      44,912,833
       Accumulated deficit                                                       (43,167,468)    (43,989,302)
                                                                                ------------    ------------
                                                                                   4,881,307       3,279,473
                                                                                ------------    ------------

                                                                                $ 21,194,727    $ 17,751,965
                                                                                ------------    ------------
                                                                                ------------    ------------



                   The accompanying notes are an integral part of these consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                         -----THREE MONTHS ENDED-----
                                                           JUNE 30,        JUNE 30,
                                                             1999            1998
                                                         ------------    ------------
                                                                 (UNAUDITED)
Net sales                                                $  4,130,980    $  2,406,967

Cost of goods sold                                          3,697,856       2,561,729
                                                         ------------    ------------
  Gross profit (loss)                                         433,124        (154,762)

Operating expenses:
  Selling, general and administrative                         539,669       1,280,759
                                                         ------------    ------------

   (Loss) income from operations                             (106,545)     (1,435,521)

Other (expense) income:
  Interest / other expense                                   (560,333)       (131,217)
  Interest / other income                                      26,971          18,598
                                                         ------------    ------------

Net income/(loss) before extraordinary income                (639,907)     (1,548,140)

Extraordinary income - gain on debt restructuring             185,945              --

                                                         ------------    ------------

Net income/(loss) after extraordinary income             ($   453,962)   ($ 1,548,140)
                                                         ------------    ------------
                                                         ------------    ------------

Earnings (loss) per share before extraordinary income:
Basic and diluted net earnings (loss) per share          ($      0.03)   ($      0.07)
Shares used in computing basic and diluted net
     earnings (loss) per share                             21,497,613      20,987,122

Earnings (loss) per share after extraordinary income:
Basic and diluted net earnings (loss) per share          ($      0.02)   ($      0.07)
Shares used in computing basic and diluted net
     earnings (loss) per share                             21,497,613      20,987,122



                   The accompanying notes are an integral part of these consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                         ------SIX MONTHS ENDED------
                                                           JUNE 30,         JUNE 30,
                                                             1999             1998
                                                         ------------    ------------
                                                                (UNAUDITED)
Net sales                                                $  7,471,964    $  4,639,864

Cost of goods sold                                          6,354,020       4,794,768
                                                         ------------    ------------
  Gross profit (loss)                                       1,117,944        (154,904)


Operating expenses:
  Selling, general and administrative                       1,424,695       2,375,830
                                                         ------------    ------------


   (Loss) income from operations                             (306,751)     (2,530,734)

Other (expense) income:
  Interest / other expense                                   (832,105)       (276,152)
  Interest / other income                                      42,983          35,953
                                                         ------------    ------------

Net income/(loss) before extraordinary income              (1,095,873)     (2,770,933)


Extraordinary income - gain on debt restructuring           1,917,707            --

                                                         ------------    ------------

Net income/(loss) after extraordinary income             $    821,834    ($ 2,770,933)
                                                         ------------    ------------
                                                         ------------    ------------

Earnings (loss) per share before extraordinary income:
Basic and diluted net earnings (loss) per share          ($      0.05)   ($      0.14)
Shares used in computing basic and diluted net
     earnings (loss) per share                             21,496,623      20,012,639

Earnings (loss) per share after extraordinary income:
Basic and diluted net earnings (loss) per share          $       0.04    ($      0.14)

Shares used in computing basic and diluted net
     earnings (loss) per share                             21,496,623      20,012,639



                   The accompanying notes are an integral part of these consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                 ----SIX MONTHS ENDED -----
                                                                                   JUNE 30,       JUNE 30,
                                                                                     1999          1998
                                                                                 -----------    -----------
                                                                                        (UNAUDITED)
Cash flows from operating activities:
        Net profit (loss)                                                        $   821,834    ($2,770,933)
                                                                                 -----------    -----------

        Adjustments to reconcile net income to net cash provided by (used in)
            operating activities:
              Depreciation and amortization                                        1,369,953      1,269,439
              (Increase) in accounts receivable - trade                             (469,116)      (185,695)
              (Increase) decrease in inventories                                    (955,448)       344,067
              (Increase) decrease in prepaid expenses and other current assets       (32,707)         5,552
              Increase (decrease) in accounts payable                             (1,259,874)       558,114
              Increase (decrease) in other accrued expenses                         (152,445)        82,930
                                                                                 -----------    -----------
                  Total adjustments                                               (1,499,637)     2,074,407
                                                                                 -----------    -----------
                      Net cash (used in) provided by operating activities           (677,803)      (696,526)
                                                                                 -----------    -----------

Cash flows from investing activities:
          Additions to property and equipment                                       (542,535)        (1,530)
          Deposits related to equipment refinancing                                   75,940           (318)
          Additions to property and equipment debt refinancing                    (1,678,973)            --
          (Increase) in advance to officers                                             (358)            --

          Decrease in other assets, net                                                   --         78,420
                                                                                 -----------    -----------
                      Net cash (used in) provided by investing activities         (2,145,926)        76,572
                                                                                 -----------    -----------

Cash flows from financing activities:
          Net increase (payments) under note payable - bank                          875,852       (780,945)
          Refinancing costs                                                       (1,105,908)            --
          Principal payments on capital lease obligations                                 --        (75,000)
          Refinance of capital and operating leases                               (5,443,763)            --
          Refinancing of debt, gain on reduction of accounts payable              (1,917,607)            --
          Refinanced capital lease obligation                                      7,018,665             --
          Subordinated debt addition                                               3,200,000             --
          Subscribed stock                                                           300,000             --
          Net proceeds from sales of stock and exercise of warrants                      100      1,403,151
                                                                                 -----------    -----------
                      Net cash (used in) provided by financing activities          2,927,339        547,206
                                                                                 -----------    -----------

Net increase in cash                                                                 103,610        (72,748)
Cash at beginning of period                                                           73,116        125,220
                                                                                 -----------    -----------
Cash at end of period                                                            $   176,726    $    52,472
                                                                                 -----------    -----------
                                                                                 -----------    -----------




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

         In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         For further information, refer to the consolidated financial statements and the footnotes included in the Amendment No. 4 to the Annual Report on Form 10-K/A for BPI Packaging Technologies, Inc. (the "Company") for the year ended December 31, 1998 and the Current Report on Form 8-K filed on February 11, 1999 related to the financial restructuring of the Company.

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

         The Note matures on February 1, 2004 or earlier if the Company enters into a merger agreement, completes a public offering in excess of $10,000,000, defaults on the payment of interest or sells 50% or more of its shares in the Company to a stockholder not previously an investor in the Company. The Note has an interest rate of 6% per annum payable monthly in arrears and is secured by all assets of the Company. The Note is subordinated to the equipment lease and, in certain respects, the factoring agreement, described below. On June 30, 1999, the Company was in default on the Note as it failed to make four monthly interest payments of $16,000 per month for the months of March to June 1999, or a total of $64,000. In addition, the Company has not made its July and August 1999 interest payments. As this has caused an Event of Default, as defined in the Note, DGJ, the holder of the Note, is entitled to various rights and remedies under the Note and the Securities Purchase Agreement, including, but not limited to, the right to declare all or any part of the unpaid principal amount of the Note outstanding to be due and payable. As of August 13, 1999, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the Note default is to be cured.

         In conjunction with the January 1999 Financing, DGJ required certain members of the Company's management, C. Jill Beresford, James F. Koehlinger, Richard H. Nurse, Hanspeter Schulz and Ivan J. Hughes, to invest, in the aggregate, $300,000 in the Company's warrants. The Common Stock represented by the warrants cannot be issued until approval for an increase in the Company's authorized shares of Common Stock is obtained at the next annual meeting of stockholders.

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

         In conjunction with the January 1999 Financing, the Company entered into agreements with most of its unsecured creditors that provided a discounted payment in February 1999 or a non-interest bearing agreement to pay the entire balance over a three-year period. The unsecured creditor agreements, together with the financing referred to above, allowed the Company to restructure trade notes payable of $584,000 and accounts payable of $6,597,000, or a total of $7,181,000, compared to $1,874,000 of current accounts payable and $1,426,000 of long-term debt, or a total of $3,300,000 after refinancing. Unsecured creditors of the Company owed approximately $3,009,000 as of January 27, 1999 selected the discounted payment plan resulting in extraordinary income of $1,917,707 during the first six months of 1999. This gain of $1,917,707 was recorded as extraordinary income amounting to $0.08 per share. The tax effect of this gain reduced the net operating tax loss carry-forward from prior years which has been fully reserved and, therefore, has no impact on current operations. The balance of the unsecured creditors selected the three-year payment plan or are currently negotiating with the Company or did not reach discounted or deferred agreements with the Company. The Company did not recognize any gain under the three-year payment arrangement.

         The gain on the restructuring of trade notes payable and accounts payable was accounted for as an extraordinary item in the Company's Consolidated Statement of Operations for the six month period ended June 30, 1999. The creditors who selected the long-term debt agreement are being paid their balances due over a 36-month period in 36 equal installments with no interest. The Company was involved in a patent infringement suit and reached a settlement on January 27, 1999 to pay the balance due of $200,000 as part of the restructuring of the Company's debt described above.

         A factoring agreement with a company related to DGJ now provides the Company with $2,000,000 of financing secured by the Company's accounts receivable and $1,000,000 secured by its inventory. The term for both the accounts receivable and inventory financing is six months, subject to automatic renewal unless the Company gives at least 90 days written notice of termination. Written notice of termination regarding this factoring agreement was given by the Company on March 30, 1999. The financing bears interest at the prime rate plus 5% on the outstanding balance on the inventory loan and the prime rate plus 2% on all accounts receivable submitted for financing. The Company may borrow up to 85% of its qualified accounts receivable and 33% of its qualified inventory. The parties to the factoring agreement have indicated a willingness to extend the terms of the agreement on a month-to-month basis until the agreement can be replaced with a revolving line of credit, which the Company is currently negotiating with another entity (Note 7).

         The Company's equipment, capital and operating leases have been replaced with a new equipment lease with DGJ. Current obligations of $3,800,000 and accrued lease obligations of $1,643,000 were retired and $1,679,000 of equipment previously treated as operating leases was added to the property and equipment accounts. The new lease carries no debt reduction obligation and is treated as long-term debt. The Company's combined monthly payments under the retired leases were reduced from approximately $305,000 per month to $102,000 per month under the new lease agreement with DGJ. The lease obligation is a ten-year lease with monthly payments of $102,000 representing interest only. The total principal amount of the lease is $6,800,000 and is due at the end of the lease term. The lease was recorded as a capital lease during the quarter ended March 31, 1999 and will be treated as such in future periods. The lease requires the Company to meet certain financial covenants, including, but not limited to, earnings targets and debt-to-equity ratios.

         On June 30, 1999, the Company was in default on the equipment lease with DGJ as it failed to make five monthly lease payments of $102,000 per month for the months of February to June 1999, or $510,000 in total. In addition, the Company has not made its July and August 1999 lease payments. As this has caused an Event of Default, as defined in the equipment lease, DGJ is entitled to various rights and remedies under the equipment lease and the Securities Purchase Agreement, including, but not limited to, the right to have any and all remaining sums under the lease become immediately due and payable and the right to repossess the leased equipment. As of August 13, 1999, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the equipment lease default is to be cured.

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

         For the periods ended June 30, 1999 and 1998, the Company had recorded a net loss before extraordinary income. Therefore, basic and diluted earnings per share are the same due to the anti-dilutive effect of potential common shares outstanding. Anti-dilutive potential common shares excluded from the computation include common shares issuable upon the exercise of stock options, common shares issuable upon the conversion of redeemable convertible preferred stock or upon the exercise of warrants.

NOTE 4:  ACCOUNTS RECEIVABLE-NET

         Accounts receivable-net consists of the following:


                                             June 30,             December 31,
                                               1999                   1998
                                               ----                   ----
Accounts receivable-trade                      $1,481,058           $  1,066,841
Allowance for doubtful accounts                (   54,553)            (  109,452)
Allowance for credits                          (   75,000)            (   75,000)
                                              -----------           ------------

                                               $1,351,505           $    882,389
                                              -----------           ------------
                                              -----------           ------------


NOTE 5:           INVENTORIES

         Inventories consist of the following:


                                   June 30,              December 31,
                                     1999                    1998
                                     ----                    ----
Raw materials                    $  613,262              $  296,427
Finished goods                    1,059,599                 420,986
                                 ----------              ----------

                                 $1,672,861              $  717,413
                                 ----------              ----------
                                 ----------              ----------



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

         On January 27, 1999, the Company entered into a factoring agreement, which provides the Company with up to $2,000,000 of financing secured by the Company's accounts receivables and $1,000,000 secured by its inventory. At June 30, 1999, the balance under this agreement was $1,690,163 (Note 2).

         During the second quarter of 1999, the lender under the factoring agreement, described above, advanced additional funds to the Company in various increments. These additional funds were used as working capital. The terms of these additional loans made to the Company are on the same terms as the original factoring agreement. As of August 12, 1999, the Company had borrowed a total of $600,000 from this lender.

         On July 16, 1999, the Company received a non-binding letter from a bank stating that it is intending to provide the Company with a $4,000,000 revolving line of credit that would be secured, to some extent, by accounts receivable, inventory and all other assets of the Company. The proceeds of this loan are to be used to retire the factoring agreement, described above, and for working capital purposes.

         In February 1999, the Company borrowed approximately $219,000 from DGJ to purchase additional pieces of equipment. This loan bears interest at a rate of 18% per annum and matures in September 1999. Beginning on April 1, 1999, the Company was required to make six successive monthly installment payments of interest only. As of June 30, 1999, the Company has not made any monthly interest payments under this note. As of August 13, 1999, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the loan default is to be cured.



NOTE 8: CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1999

                        BPI PACKAGING TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1999


                                          SERIES B CONVERTIBLE    SERIES A CONVERTIBLE       SERIES C
                                            PREFERRED STOCK         PREFERRED STOCK      PREFERRED STOCK          COMMON STOCK
                                            ---------------         ---------------      ---------------          ------------
                                           SHARES      AMOUNT      SHARES      AMOUNT    SHARES     AMOUNT     SHARES      AMOUNT
                                           ------      ------      ------      ------    ------     ------     ------      ------
Balance at December 31, 1998               146,695   $1,466,954  212,258     $674,032           0      $0    21,495,621     $214,956
   Subscribed stock
   Net income for the three months
     ending June 30, 1999
   Ascribed value of Series C preferred
     stock under refinancing of 1/27/99
   Issuance of stock during financial                                                   1,629,930    $100
     restructuring
   Conversion of Series A Convertible                             (4,900)       ($49)                             4,900          $49
     Preferred Stock to Common Stock
Balance at June 30, 1999                  146,695   $1,466,954   207,358     $673,983   1,629,930    $100    21,500,521     $215,005




                                            SUBSCRIBED STOCK    CAPITAL IN
                                            ----------------     EXCESS OF       ACCUMULATED
                                           SHARES      AMOUNT    PAR VALUE         DEFICIT         TOTAL
                                           ------      ------    ---------         -------         -----
Balance at December 31, 1998                     0    $      0  $44,912,833     ($43,989,302)    $3,279,473
   Subscribed stock                      7,500,000    $300,000                                     $300,000
   Net income for the three months
     ending June 30, 1999                                                           $821,834       $821,834
   Ascribed value of Series C preferred
     stock under refinancing of 1/27/99                            $480,000                        $480,000
   Issuance of stock during financial                                 ($100)                             $0
     restructuring
   Conversion of Series A Convertible
     Preferred Stock to Common Stock

Balance at June 30, 1999                 7,500,000    $300,000  $45,392,733     ($43,167,468)    $4,881,307



NOTE 9:  RELATED PARTY TRANSACTIONS

         Ivan J. Hughes, a director of the Company, is the President of the Plastic's Division, and a director and a member of the Executive and Compensation Committees of Duro Bag Manufacturing Company ("Duro Bag"). In January, February, March, April, May, June and July, Duro Bag issued purchase orders for $192,000, $190,335, $209,513, $255,729, $0, $350,019 and $364,435,
respectively, to the Company to purchase bags for Duro Bag customers. Orders from Duro Bag represented 18% of sales during the first quarter period ended March 31, 1999, 15% of sales during the second quarter period ended June 30, 1999 and 16% of sales for the six months ended June 30, 1999. The Company expects similar orders from Duro Bag during the remainder of the year. The Company manufacturers these products on behalf of Duro Bag for its customers. The Company sells these products on terms as contracted between Duro Bag and its customers, which terms are equal, if not better, than the Company could obtain from its other customers for these products.

         In November 1990, the Company established an officer's loan receivable to Dennis N. Caulfield, its Chairman for $132,197. The note was amended in April 1998 and the interest rate changed to 6% effective from November 1990 and is now payable on or before January 1, 2001. Interest on the loan, along with advances for travel not offset by expense records, caused the loan balance to equal $586,978 as of December 31,1997. Mr. Caulfield did not make any payments against the loan from the period beginning 1990 through December 31, 1997. According, the Company reserved the full amount of this loan on that date. Also, no payments were made in 1998. In addition, the Company paid, on behalf of the former Chairman, approximately $36,000 of a $200,000 personal income tax levy imposed by the Massachusetts Department of Revenue on Mr. Caulfield in exchange for an interest bearing note due on or before June 30, 1998, which has not yet been repaid. This note was reserved for as of June 30, 1999.

         Effective February 26, 1994, Ronald Caulfield exchanged his 49,500 shares of common stock of RC America for 200,000 shares of the Company's Common Stock, pursuant to the terms of a Stock Exchange Agreement by and between the Company and Ronald Caulfield (the "Exchange Agreement"). The Exchange Agreement also provides for the issuance to Ronald Caulfield of up to an additional 100,000 shares of the Company's Common Stock over a five year period based on RC America attaining certain levels of pre-tax earnings. No shares of Common Stock were issued in 1998 or for the 10 month period ended December 31, 1997. As a result of RC America's earnings for the fiscal year ended February 28, 1997 and February 23, 1996, 2,649 and 2,550 shares, respectively, of the 100,000 shares of Common Stock were issued to Mr. Ronald Caulfield. The Exchange Agreement contains demand and piggy-back registration rights for the shares.

         Four of the Company's directors, Gary R. Edidin, Allen S. Gerrard, Theodore L. Koenig and Bruce M. Fleisher, are either related to DGJ or have been designated by DGJ. The financial restructuring and loan described in Note 2,
Note 7 and all other transactions between the Company and DGJ will be deemed to be related party transactions due to the relationships of these directors with DGJ. Also, Mr. Koenig is counsel to the Chicago-based law firm of Holleb & Coff, which provides legal services to the Company.

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

RESULTS OF OPERATIONS

         SECOND QUARTER OF 1999 COMPARED TO THE SECOND QUARTER OF 1998

         For the second quarter ended June 30, 1999, the Company had sales of $4,130,980 compared to sales of $2,406,967 for the second quarter ended June 30, 1998.

         Sales of the Company's proprietary bag products (FRESH-SAC-Registered Trademark- T-shirt sack produce bag and HANDI-SAC-TM-) and film products were $2,463,621 in the second quarter of 1999, compared to sales of $2,406,967 in the second quarter of 1998, an increase of 3%. Sales of traditional plastic carry-out bags were $1,667,359 in the second quarter of 1999, compared to no sales in the second quarter of 1998. The Company has re-entered the traditional plastic carry-out bag market and expects continued sales increases in this segment in future quarters.

         In the second quarter of 1999, cost of goods sold was $3,697,856 or 90% of sales, compared to $2,561,729, or 106% of sales, in the second quarter of 1998. The decrease in cost of goods sold as a percentage of sales is due to a decrease in fixed costs, increased sales volume and a reduction in variable costs as a percentage of sales. Cost of goods sold would have been approximately $75,000 greater in the second quarter of both 1999 and 1998 had the Company not recorded a write-down of plant and equipment during the fiscal year ended February 28, 1997.

         Selling, general and administrative expense for the second quarter of 1999 was $539,669, or 13% of sales, compared to $1,280,759, or 53% of sales, in the second quarter of 1998. The decrease in selling, general and administrative expense, as a percentage of sales, is due to the reduction of fixed expenses, offset by an increase in variable expenses, which resulted from an increase in sales volume.

         For the second quarter of 1999, interest expense was $560,333, compared to $131,217 for the second quarter of 1998. The increase in interest expense is due to the conversion of operating leases to capital leases as a result of the Company's financial restructuring in January 1999.

         The net loss before extraordinary income was $639,907 in the second quarter of 1999 compared to a net loss of $1,548,140 in the second quarter of 1998. The decrease in the loss before extraordinary income was due to a decrease in fixed expenses and an increase in sales volume.

         Extraordinary income of $185,945 in the second quarter of 1999 was the result of the financial restructuring in January 1999 and the resulting discounts from settlements with unsecured creditors. No extraordinary income was reported for the second quarter of 1998.

         Net loss after extraordinary income was $453,962 for the second quarter of 1999, compared with a loss of $1,548,140 in the second quarter of 1998. The decrease in net loss was caused by a decrease in fixed expenses, an increase in sales volume and the financial restructuring during the first quarter of 1999. Net loss after extraordinary income during the second quarter of 1999 would have been approximately $75,000 higher and the loss for 1998 higher had the Company not recorded a write-down of plant and equipment during the fiscal year ended February 28, 1997.

         The Company had basic and diluted net loss before extraordinary income of $0.02 per share in the second quarter of 1999 compared to a loss before extraordinary income of $0.07 per share in second quarter of 1998.

         FIRST SIX MONTHS OF 1999 COMPARED TO THE FIRST SIX MONTHS OF 1998

         For the first six months ended June 30, 1999, the Company had sales of $7,471,964 compared to sales of $4,639,864 for the first six months ended June 30, 1998.

         Sales of the Company's proprietary bag products (FRESH-SAC-Registered Trademark- T-shirt sack produce bag and HANDI-SAC-TM-) and film products were $4,830,916 in the first six months of 1999, compared to sales of $4,396,137 in the first six months of 1998, an increase of 9%. Sales of traditional plastic carry-out bags were $2,641,048 in the first six months of 1999, compared to sales of $243,727 in the first six months of 1998, an increase of 84%. The Company has re-entered the traditional plastic carry-out bag market and expects continued sales increases in this segment in future quarters.

         In the first six months of 1999, cost of goods sold was $6,354,020, or 85% of sales, compared to $4,794,768, or 104% of sales, in the first six months of 1998. The decrease in cost of goods sold as a percentage of sales is due to a decrease in fixed costs, increased sales volume and a reduction in variable costs as a percentage of sales. Cost of goods sold would have been approximately $150,000 greater in the first six months of both 1999 and 1998 had the Company not recorded a write-down of plant and equipment during the fiscal year ended February 28, 1997.

         Selling, general and administrative expense for the first six months of 1999 was $1,424,695, or 19% of sales, compared to $2,375,830, or 51% of sales, in the first six months of 1998. The decrease in selling, general and administrative expense, as a percentage of sales, is due to the reduction of fixed expenses, offset by an increase in variable expenses, which resulted from an increase in sales volume.

         For the first six months of 1999, interest expense was $832,105, compared to $276,152 for the first six months of 1998. The increase in interest expense is due to the conversion of operating leases to capital leases as a result of the financial restructuring in January 1999.

         The net loss before extraordinary income was $1,095,873 in the first six months of 1999 compared to a net loss of $2,770,933 in the first six months of 1998. The decrease in the loss before extraordinary income was due to a decrease in fixed expenses and an increase in sales volume.

         Extraordinary income of $1,917,707 in the first six months of 1999 was the result of the financial restructuring in January 1999 and the resulting discounts from settlements with unsecured creditors. No extraordinary income was reported for the first six months of 1998.

         Net income after extraordinary income was $821,834 for the first six months of 1999, compared with a loss of $2,770,933 in the first six months of 1998. The change from net loss to net income was caused by a decrease in fixed expenses, an increase in sales volume and the financial restructuring during the first quarter of 1999. Net income after extraordinary income during the first six months of 1999 would have been approximately $150,000 lower and the loss for 1998, $150,000 higher had the Company not recorded a write-down of plant and equipment during the fiscal year ended February 28, 1997.

         The Company experienced losses in prior years resulting in operating loss carryforwards for federal and state income tax purposes. Due to the Company's past history, no benefit was recognized for net operating loss carryforwards because of the uncertainty of realization. The Company estimates that sufficient net loss carryforwards are available to offset income for the six months ended June 30, 1999.

         The Company had basic and diluted net loss before extraordinary income of $0.05 per share in the first six months of 1999 compared to a loss before extraordinary income of $0.14 per share in the first six months of 1998

LIQUIDITY AND CAPITAL RESOURCES

         Since its initial public offering in October 1990, the Company has generated funds to finance its activities through both public sales and private placements of its securities, as well as bank loans, equipment lease financing and cash from operations.

         Currently, the Company does not have readily available sources of funds for working capital. In the second quarter of 1999 it borrowed additional funds and is currently in default on some of its credit facilities and its equipment lease. The Company is in the process of negotiating with its creditors and an another bank to refinance the Company's credit facilities.

         On January 27, 1999 the Company issued a promissory note in the aggregate principal amount of $3,200,000 to DGJ, L.L.C. ("DGJ") (the "Note"). The Note matures at the latest on February 1, 2004, has an interest rate of 6% per annum payable monthly in arrears and is secured by all assets of the Company. On June 30, 1999, the Company was in default on the Note as it failed to make four monthly interest payments of $16,000 per month for the months of March to June 1999, or a total of $64,000. In addition, the Company has not made its July and August 1999 interest payments. As this has caused an Event of Default, as defined in the Note, DGJ, the holder of the Note, is entitled to various rights and remedies under the Note and the Securities Purchase Agreement, including, but not limited to, the right to declare all or any part of the unpaid principal amount of the Note outstanding to be due and payable. As of August 13, 1999, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the Note default is to be cured.

         On January 27, 1999, the Company entered into a factoring agreement with a company related to DGJ. The factoring agreement provides the Company with $2,000,000 of financing secured by the Company's accounts receivable and $1,000,000 secured by its inventory. The term for both the accounts receivable and inventory financing is six months, subject to automatic termination unless the Company gives at least 90 days written notice of termination. Written notice of termination regarding this factoring agreement was given by the Company on March 30, 1999. The financing bears interest at the prime rate plus 5% on the outstanding balance on the inventory loan and prime rate plus 2% on all accounts receivable submitted for financing. The parties to the factoring agreement have indicated a willingness to extend the terms of the agreement on a month-to-month basis until the agreement can be replaced with a revolving line of credit, which the Company is currently negotiating with another entity (Note 7).

         During the second quarter of 1999, the lender under the factoring agreement, described above, advanced additional funds to the Company in various increments. These additional funds were used as working capital. The terms of these additional loans made to the Company are on the same terms as the original factoring agreement. As of August 12, 1999, the Company had borrowed a total of $600,000 from this lender.

         On July 16, 1999, the Company received a non-binding letter from a bank stating that it is intending to provide the Company with a $4,000,000 revolving line of credit that would be secured, to some extent, by accounts receivable, inventory and all other assets of the Company. The proceeds of this loan are to be used to retire the factoring agreement, described above, and for working capital purposes.

         The Company's equipment, capital and operating leases are funded by the new Equipment Lease with DGJ (as hereinafter defined). On June 30, 1999, the Company was in default on the Equipment Lease with DGJ as it failed to make five monthly lease payments of $102,000 per month for the months of February to June 1999, or $510,000 in total. In addition, the Company has not made its July and August 1999 lease payments. As this has caused an Event of Default, as defined in the Equipment Lease, DGJ is entitled to various rights and remedies under the Equipment Lease and the Securities Purchase Agreement, including, but not limited to, the right to have any and all remaining sums under the lease immediately become due and payable and the right to repossess the leased equipment. As of August 13, 1999, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the Equipment Lease default is to be cured.

         In February 1999, the Company borrowed approximately $219,000 from DGJ to purchase additional pieces of equipment. This loan bears interest at a rate of 18% per annum and matures in September 1999. Beginning on April 1, 1999, the Company was required to make six successive monthly installment payments of interest only. As of June 30, 1999, the Company has not made any monthly interest payments under this note. As of August 13, 1999, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the loan default is to be cured.

         SALES OF SECURITIES

         The Company received net proceeds from the privately placed sale of Common Stock and exercise of warrants from January 1, 1998 to June 30, 1998 of $1,403,151. The proceeds were used for general corporate purposes.

         No Common Stock was issued by the Company from April 1, 1999 through June 30, 1999. In connection with the financial restructuring of the Company in January 1999, 1,629,930 shares of Series C Preferred Stock were issued to DGJ for $100. Also, in connection with the January financial restructuring, the Company reserved 30,937,500 shares of authorized but unissued shares of Common Stock to meet its requirements under the financing terms of such restructuring.

         EQUIPMENT AND LEASE FINANCING

         Pursuant to the Securities Purchase Agreement between the Company and DGJ dated January 27, 1999, the Company entered into a ten year Equipment Lease with DGJ (the "Equipment Lease"), whereby the Company agreed to lease certain equipment for $1,224,000 (interest only at 18%) per year, payable in equal monthly installments. The Equipment Lease replaced existing equipment leases, which have been terminated, in which the Company was in default or which were subject to judgments due to past due payments owed by the Company. The
Company is in default on the Equipment Lease (see "Liquidity and Capital Reserves").

         In February 1999, the Company borrowed approximately $219,000 from DGJ to purchase additional pieces of equipment. This loan bears interest at a rate of 18% per annum and matures in September 1999. The Company is in default on this loan (see "Liquidity and Capital Reserves").

         LIQUIDITY

         The Company's cash flow was enhanced by $1,369,953 from depreciation and amortization non-cash charges in the first six months of 1999. Inventory and accounts receivable increased by a total of $1,424,564 during the first six months of 1999. The current asset ratio was 0.60:1 at June 30, 1999 and 0.12:1 at December 31, 1998. The debt to equity ratio was 3.34:1 at June 30, 1999 and 4.4:1 at December 31, 1998.

IMPAIRMENT OF LONG-LIVED ASSETS AND PATENT INFRINGEMENT SETTLEMENT

         During the fourth quarter of the fiscal year ended February 28, 1997, the Company made the decision to exit the traditional plastic carry-out bag business. The application of Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," caused the Company to recognize a non-cash charge of $5,385,000 to write down to fair value certain long-lived assets consisting principally of machinery and equipment, patents and goodwill, together with other related expenses. The method used to determine fair value was a discounted cash flow approach. The assets consist of those related to the manufacture of the traditional plastic carry-out bag business.

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
                                                               ----------
                                                               ----------



         Fair value of all assets, except plant equipment, was determined to be zero based upon the Company's decision to exit the traditional plastic carry-out bag business. Fair value of the plant equipment was determined based upon projected future cash flows for the remaining useful life, present book value and residual value of assets at the end of its useful life, with cash flows both discounted at 14% per year (average cost of secured debt financing).

         A patent infringement suit settlement of $512,648, including legal defense costs, was recorded during the fiscal year ended February 28, 1997.

IMPACT OF INFLATION

         Inflation during the second quarter of 1999 did not have any impact on operating results nor did it have any impact on the last three fiscal periods.

YEAR 2000

         The Company implemented a Year 2000 compliance project in June 1998, which addresses the internal risk, requirements and budgets for becoming Year 2000 compliant. The Company has completed an inventory of all of its internal operations and currently is addressing Year 2000 compliance from its suppliers and other constituents. In 1998, the Company did not have any costs associated with Year 2000 compliance. During the first six months of 1999, the Company expended $25,000 on Year 2000 compliance.

         As a result of the Year 2000 compliance project, the Company is upgrading its financial and accounting system at an investment of approximately $25,000, and is funding the upgrade out of working capital. The finance and accounting system upgrade is currently in process and is expected to be installed and tested by August 31, 1999. The Company has tested all of its manufacturing equipment, including its manufacturing information systems, and all were determined to be Year 2000 compliant. The Company has not utilized any independent verification or validation processes since the tests performed on the Company's manufacturing systems determined the systems to be Year 2000 complaint. The Company does not contract out its systems maintenance and design and, therefore, has no third party risk in this regard.

         As of August 3, 1999, the Company has contacted five significant customers, which accounted for 50.3% of total sales for the second quarter of 1999 regarding their Year 2000 compliance status. All of these customers have indicated that they are either already Year 2000 complaint or are on schedule to be Year 2000 compliant by December 31, 1999. None of these customers currently order from the Company through electronic systems.

         The Company sent questionnaires to all 409 vendors as of May 14, 1999 regarding their Year 2000 compliance status. As of August 3, 1999 the Company received 170 responses. All major vendors responded that they are currently Year 2000 compliant and the other vendors are either Year 2000 compliant or are on schedule to be Year 2000 compliant by December 31, 1999.

         In the worse-case scenario envisioned by the Company, Year 2000 compliance issues may cause the railroad systems in the United States to become dysfunctional, which would cause the Company to obtain its resin and other supplies by other means of transportation. The Company would be unable to manufacture products and revenues would be impacted 60 days after the rail system ceases to function. The Company's contingency plan is to implement a manual system for its accounting and finance functions and accumulate a 30-day inventory excess of raw materials by December 31, 1999.

         The Company has not deferred any of its information technology projects due to its Year 2000 efforts. Furthermore, there has been no impact from any deferred projects on the Company's financial condition or results of operations.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not required by the Company at this time.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         A notice of potential claim has been sent by a group of investors to both the Company and its insurance carrier alleging that the Company's former management made misrepresentations concerning registration rights attendant to the securities purchased by them pursuant to exemptions available under the Securities Act of 1933, as amended. The Company believes that any settlement in connection with this potential claim will not have a material effect on its operations.

ITEM 2.     CHANGES IN SECURITIES                                       None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            On January 27, 1999 the Company issued a promissory note in the aggregate principal amount of $3,200,000 to DGJ (the "Note"). The Note matures at the latest on February 1, 2004, has an interest rate of 6% per annum payable monthly in arrears and is secured by all assets of the Company. On June 30, 1999, the Company was in default on the Note as it failed to make four monthly interest payments of $16,000 per month for the months of March to June 1999, or a total of $64,000. In addition, the Company has not made its July and August 1999 interest payments. As this has caused an Event of Default, as defined in the Note, DGJ, the holder of the Note, is entitled to various rights and remedies under the Note and the Securities Purchase Agreement, including, but not limited to, the right to declare all or any part of the unpaid principal amount of the Note outstanding to be due and payable. As of August 13, 1999, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the Note default is to be cured.

         The Company's equipment, capital and operating leases are funded by the Equipment Lease with DGJ. On June 30, 1999, the Company was in default on the Equipment Lease with DGJ as it failed to make five monthly lease payments of $102,000 per month for the months of February to June 1999, or $510,000 in total. In addition, the Company has not made its July and August 1999 lease payments. As this has caused an Event of Default, as defined in the Equipment Lease, DGJ is entitled to various rights and remedies under the Equipment Lease and the Securities Purchase Agreement, including, but not limited to, the right to have any and all remaining sums under the lease immediately become due and payable and the right to repossess the leased equipment. As of August 13, 1999, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the Equipment Lease default is to be cured.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         None

ITEM 5.     OTHER INFORMATION                                           None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            None

         b) The Company did not file any reports on Form 8-K during the three month period ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BPI PACKAGING TECHNOLOGIES, INC.


Date:             August 16, 1999            By:   /s/ Hanspeter Schulz
                                                   --------------------
                                                   President

Date:             August 16, 1999            By:   /s/ James F. Koehlinger
                                                   -----------------------
                                                   Chief Financial Officer and
                                                   Treasurer