Form 10-Q
period 1999-09-30
BPI PACKAGING TECHNOLOGIES INC
filed 1999-11-15
CIK 866751

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED                                COMMISSION FILE NUMBER
   SEPTEMBER 30, 1999                                             1-10648

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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the bid and ask prices of the Common Stock and Series A Convertible Preferred Stock as reported by the OTC Bulletin Board on November 10, 1999 was approximately $1,899,185 for the Common Stock and $183,758 for the Series A Convertible Preferred Stock. As of November 10, 1999, 27,131,221 shares of Common Stock, $0.01 par value per share, were outstanding and 183,758 shares of Series A Convertible Preferred Stock, $0.01 par value per share, were outstanding.

                        BPI PACKAGING TECHNOLOGIES, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                PAGE NO.
------------------------------                                                --------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1999
              and December 31, 1998.............................................   1

         Consolidated  Statements of Operations - Three Month
              periods ended September 30, 1999 and September 30, 1998...........   3

         Consolidated  Statements of Operations - Nine Month
              periods ended September 30, 1999 and September 30, 1998...........   4

         Consolidated Statements of Cash Flows - Nine Month
              periods ended  September 30, 1999 and September 30, 1998..........   5

         Notes to Consolidated Financial Statements ............................   6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ..............................  13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............  20


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings......................................................  20

Item 2.  Changes in Securities..................................................  21

Item 3.  Default Upon Senior Securities.........................................  21

Item 4.  Submission of Matters to a Vote of Security Holders....................  22

Item 5.  Other Information......................................................  22

Item 6.  Exhibits and Reports on Form 8-K.......................................  22

SIGNATURES......................................................................  23


PART I.      FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                        BPI PACKAGING TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           SEPTEMBER 30,              DECEMBER 31,
                                                                1999                      1998
                                                        ---------------------    -----------------------
                                                            (UNAUDITED)
Current assets
       Cash                                             $            118,184     $               73,116
       Accounts receivable, net                                    1,773,853                    882,389
       Inventories                                                 1,953,890                    717,413
       Prepaid expenses                                               89,419                     51,420
                                                        ---------------------    -----------------------
             Total current assets                                  3,935,346                  1,724,338
                                                        ---------------------    -----------------------

Property and equipment, net                                       15,900,527                 15,290,305
                                                        ---------------------    -----------------------
Deposits - leases and equipment purchases                            143,078                    149,851
Loans to officers, net                                                 6,617                      6,072
Other assets                                                       1,631,412                    581,399
                                                        ---------------------    -----------------------
                                                                   1,781,107                    737,322
                                                        ---------------------    -----------------------
                                                        $         21,616,980     $           17,751,965
                                                        =====================    =======================








                   The accompanying notes are an integral part of these
                  consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                 SEPTEMBER 30,            DECEMBER 31,
                                                                                     1999                     1998
                                                                              --------------------    ---------------------
                                                                                  (UNAUDITED)
Current liabilities
       Note payable                                                                 $   2,395,022             $    814,311
       Trade notes payable                                                                   -                     584,433
       Capital lease obligations due within one year                                         -                   3,800,286
       Accounts payable                                                                 2,217,816                6,597,223
       Accrued expenses                                                                 1,532,839                2,676,239
       Note payable to related party                                                    1,573,585                    -
                                                                              --------------------    ---------------------
             Total current liabilities                                                  7,719,262               14,472,492
                                                                              --------------------    ---------------------

Long-term liabilities
       Capitalized lease obligations                                                    6,800,000                    -
       Subordinated debt                                                                2,720,000                    -
       Accounts payable long term                                                         869,246                    -
                                                                              --------------------    ---------------------
             Total long-term liabilities                                               10,389,246                    -

Stockholders' Equity
       Series B convertible preferred stock, $0.01 par value                            1,466,954                1,466,954
       Series A convertible preferred stock, $0.01 par value                              673,936                  674,032
       Series C redeemable preferred stock, $0.01 par value                                   100                    -
       Common stock, $0.01 par value; shares authorized -
           150,000,000; shares issued and outstanding - 27,131,221 at
           September 30, 1999 and 21,495,621 at December 31, 1998.                        271,312                  214,956
       Subscribed Stock                                                                    74,960                    -
       Capital in excess of par value                                                  45,561,513               44,912,833
       Accumulated deficit                                                            (44,540,303)             (43,989,302)
                                                                              --------------------    --------------------
                                                                                        3,508,472                3,279,473
                                                                              --------------------    ---------------------
                                                                                    $  21,616,980             $ 17,751,965
                                                                              --------------------    ---------------------
                                                                              --------------------    ---------------------


                   The accompanying notes are an integral part of these consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         -------THREE MONTHS ENDED---------
                                                           SEPTEMBER 30,    SEPTEMBER 30,
                                                              1999                 1998
                                                         ----------------------------------
                                                                      (UNAUDITED)
Net sales                                                  $  5,183,632      $  2,927,730
Cost of goods sold                                            4,968,287         1,884,685
                                                           ------------      ------------
  Gross profit                                                  215,345         1,043,045

Operating expenses:
  Selling, general and administrative                         1,078,423           972,641
                                                           ------------      ------------

   (Loss) income from operations                               (863,078)           70,404

Other (expense) income:
  Interest / other expense                                     (522,609)          (66,967)
  Interest / other income                                        10,093             7,046
                                                           ------------      ------------
                                                               (512,516)          (59,921)

Net income/(loss) before extraordinary income                (1,375,594)           10,483

Extraordinary income - gain on debt restructuring                 2,758                --
                                                           ------------      ------------

Net income/(loss) after extraordinary income               ($ 1,372,836)     $     10,483
                                                           ============      ============

Earnings (loss) per share before extraordinary income:
Basic and diluted net earnings (loss) per share            ($      0.06)     $       0.00

Shares used in computing basic and diluted net
     earnings (loss) per share                               22,359,512        21,163,496

Earnings (loss) per share after extraordinary income:
Basic and diluted net earnings (loss) per share            ($      0.06)     $       0.00
Shares used in computing basic and diluted net
     earnings (loss) per share                               22,359,512        21,755,874



                   The accompanying notes are an integral part of these consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         -------NINE MONTHS ENDED---------
                                                          SEPTEMBER 30,      SEPTEMBER 30,
                                                             1999                 1998
                                                         ---------------------------------
                                                                    (UNAUDITED)
Net sales                                                  $ 12,655,596      $  7,567,594
Cost of goods sold                                           10,963,520         6,406,468
                                                           ------------      ------------
  Gross profit                                                1,692,076         1,161,126

Operating expenses:
  Selling, general and administrative                         2,887,941         3,621,456
                                                           ------------      ------------


   (Loss) from operations                                    (1,195,865)       (2,460,330)

Other (expense) income:
  Interest / other expense                                   (1,354,713)         (343,119)
  Interest / other income                                        79,112            42,999
                                                           ------------      ------------
                                                             (1,275,601)         (300,120)

Net loss before extraordinary income                         (2,471,466)       (2,760,450)


Extraordinary income - gain on debt restructuring             1,920,465                --
                                                           ------------      ------------

Net loss after extraordinary income                        ($   551,001)     ($ 2,760,450)
                                                           ============      ============

Earnings (loss) per share before extraordinary income:
Basic and diluted net earnings (loss) per share            ($      0.11)     ($      0.13)

Shares used in computing basic and diluted net
     earnings (loss) per share                               21,787,413        20,669,723

Earnings (loss) per share after extraordinary income:
Basic and diluted net earnings (loss) per share            ($      0.03)     ($      0.13)

Shares used in computing basic and diluted net
     earnings (loss) per share                               21,787,413        20,669,723



                   The accompanying notes are an integral part of these
                  consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               ------------NINE MONTHS ENDED ----------
                                                                                    SEPTEMBER 30, SEPTEMBER 30,
                                                                                      1999                1998
                                                                               ------------------- --------------------
                                                                                             (UNAUDITED)
Cash flows from operating activities:
        Net loss                                                                  ($  551,001)    ($2,760,450)
                                                                                  -----------     -----------

        Adjustments to reconcile net income to net cash provided by (used in)
            operating activities:
              Depreciation and amortization                                         2,064,011       2,155,187
              Gain on restructuring of accounts payable                            (1,920,465)             --
              (Increase) in accounts receivable - trade                              (891,464)       (316,237)
              (Increase) decrease in inventories                                   (1,236,477)        199,503
              (Increase) decrease in prepaid expenses and other current assets        (37,999)         46,273
              Increase (decrease) in accounts payable                              (2,174,129)         95,922
              Increase in other accrued expenses                                      499,977        (187,637)
                                                                                  -----------     -----------
                  Total adjustments                                                (3,696,546)      1,993,011
                                                                                  -----------     -----------
                      Net cash provided by (used in) by operating activities       (4,247,547)       (767,439)
                                                                                  -----------     -----------

Cash flows from investing activities:
          (Additions) deductions to property and equipment                           (939,365)         19,507
          Reduction of deposits related to equipment refinancing                        6,773              --
          Decrease in investments                                                          --           9,000
          (Additions) to property and equipment debt refinancing                   (1,678,973)             --
          (Increase) in advance to officers                                              (545)           (485)
          Decrease in other assets                                                         --          82,328
                                                                                  -----------     -----------
                      Net cash provided by (used in) by investing activities       (2,612,110)        110,350
                                                                                  -----------     -----------

Cash flows from financing activities:
          Net proceeds (payments) under note payable - bank                         1,580,711        (440,628)
          Capitalized financing costs                                              (1,105,908)             --
          Principal payments on capital lease obligations                                  --        (252,353)
          Refinance of capital and operating leases                                (5,443,763)             --
          Note payable to related party                                             1,573,585              --
          Refinanced capital lease obligation                                       6,800,000              --
          Subordinated debt addition                                                3,200,000              --
          Net proceeds from sales of stock and exercise of warrants                   300,100       1,403,151
                                                                                  -----------     -----------
                      Net cash provided by (used in) financing activities           6,904,725         710,170
                                                                                  -----------     -----------

Net increase in cash                                                                   45,068          53,081
Cash at beginning of period                                                            73,116         125,220
                                                                                  -----------     -----------
Cash at end of period                                                             $   118,184     $   178,301
                                                                                  -----------     -----------
                                                                                  -----------     -----------



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

         In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         For further information, refer to the consolidated financial statements and the footnotes included in Amendment No. 4 to the Annual Report on Form 10-K/A for BPI Packaging Technologies, Inc. (the "Company") for the year ended December 31, 1998 and Current Reports on Form 8-K filed on February 11, 1999 and August 19, 1999 related to the January 1999 Financial Restructuring and refinancing of the Company.

NOTE 2:  FINANCIAL RESTRUCTURING

         On January 27, 1999, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with DGJ, L.L.C. ("DGJ") (the "January 1999 Financial Restructuring"), whereby the Company agreed to issue and sell to DGJ, and DGJ agreed to purchase from the Company the following:

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

         The Note matures on February 1, 2004 or earlier if the Company enters into a merger agreement, completes a public offering in excess of $10,000,000, defaults on the payment of interest or sells 50% or more of its shares in the Company to a stockholder not previously an investor in the Company. The Note had an interest rate of 6% per annum.

         As part of the new financing agreement obtained with a bank on August 19, 1999, the Company entered into an amended loan agreement with DGJ (the "Amended Note"), which restates the Note and includes $1,573,585, representing subsequent advances made to the Company, an equipment loan made in March 1999 and past due interest on obligations of the Company to DGJ. The Amended Note bears interest at 10% per annum. The addition to the Note is payable on demand. An intercreditor agreement with the bank providing credit line financing as of August 19, 1999, provides certain terms that must be met by the Company before DGJ can collect on its obligations. The Company failed to make interest payments to DGJ of $54,366 as of September 30, 1999 and $40,347 in each of October and November 1999, or $135,060 in total on its obligation. As this has caused an Event of Default, as defined in the Amended Note, DGJ, the holder of the Amended Note, is entitled to various rights and remedies under the Amended Note and the Securities Purchase Agreement, including, but not limited to, the right to declare all or any part of the unpaid principal amount of the Amended Note outstanding to be due and payable. As of November 10, 1999, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the Amended Note default is to be cured.

         In conjunction with the January 1999 Financial Restructuring, DGJ required certain members of the Company's management, C. Jill Beresford, James
F. Koehlinger, Richard H. Nurse, Hanspeter Schulz and Ivan J. Hughes, to invest, in the aggregate, $300,000 in the Company's warrants. As of September 30, 1999, 5,626,000 of the 7,500,000 issued warrant shares were converted into Common Stock.

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

         In conjunction with the January 1999 Financial Restructuring, the Company entered into agreements with most of its unsecured creditors that provided a discounted payment in February 1999 or a non-interest bearing agreement to pay the entire balance over a three-year period. The unsecured creditor agreements, together with the January 1999 Financial Restructuring referred to above, allowed the Company to restructure trade notes payable of $584,000 and accounts payable of $6,597,000, or a total of $7,181,000, compared to $1,874,000 of current accounts payable and $1,426,000 of long-term debt, or a total of $3,300,000 after refinancing. Unsecured creditors of the Company owed approximately $3,009,000 as of January 27, 1999 selected the discounted payment plan resulting in extraordinary income of $1,920,465 during the first nine months of 1999. This gain of $1,920,465 was recorded as extraordinary income amounting to $0.08 per share. The tax effect of this gain reduced the net operating tax loss carry-forward from prior years which has been fully reserved and, therefore, has no impact on current operations. The balance of the unsecured creditors either selected the three-year payment plan, are currently negotiating with the Company or did not reach discounted or deferred agreements with the Company. The Company did not recognize any gain under the three-year payment arrangement.

         At December 31, 1998, the Company had a $2,000,000 revolving line of credit secured by accounts receivable. Borrowings under the line of credit were subject to 70% of qualifying accounts receivable, less the aggregate amount utilized under all commercial and standby letters of credit and bank acceptances. The line of credit bore interest at prime plus 6% (14.5% at December 31, 1998). In addition, the Company paid 2% interest on all new invoices submitted for financing. The credit line was for one year and subject to renewal annually. At December 31, 1998, the balance under the line of credit was $814,311, which was the maximum available based on the qualifying accounts receivable. Subsequent to December 31, 1998, the Company repaid this note payable in full in connection with its January 1999 Financial Restructuring (Note 7).

         The gain on the restructuring of trade notes payable and accounts payable was accounted for as an extraordinary item in the Company's Consolidated Statements of Operations for the nine month period ended September 30, 1999. The creditors who selected the long-term debt agreement are being paid their balances due over a 36-month period in 36 equal installments with no interest. The Company was involved in a patent infringement suit and reached a settlement on January 27, 1999 to pay the balance due of $200,000 as part of the restructuring of the Company's debt described above.

         On August 19, 1999, the Company entered into a credit line agreement with a bank that provides the Company with $4,000,000 of financing secured by the Company's accounts receivables, inventory and other certain assets. The loan facility bears interest at a rate of 1.5% above the bank's prime rate. At September 30, 1999, the balance outstanding under this agreement was $2,395,022 (Note 7).

         On October 12, 1999, DGJ advanced an additional $102,000 to the Company, for the purchase of additional equipment, pursuant to a promissory note providing for a single principal payment on February 1, 2004. The annual interest rate is 10%, and interest is due monthly. The note is secured, subject to the same subordination terms as the Amended Note, as reflected in the intercreditor agreement, described above.

         The Company's previous equipment, capital and operating leases were replaced with a new equipment lease with DGJ in January 1999. Obligations of $3,800,000 and accrued lease obligations of $1,643,000 were retired and $1,679,000 of equipment previously treated as operating leases were added to the property and equipment accounts. The new lease carries no debt reduction obligation and is treated as long-term debt. The Company's combined monthly payments under the retired leases were reduced from approximately $305,000 per month to $102,000 per month under the new lease agreement with DGJ. The lease obligation is a ten-year lease with monthly payments of $102,000 representing interest only. The total principal amount of the lease is $6,800,000 and is due at the end of the lease term. The lease was recorded as a capital lease during the quarter ended March 31, 1999 and is being treated as such on an on-going basis. The lease requires the Company to meet certain financial covenants, including, but not limited to, earnings targets and debt-to-equity ratios.

         The Company is in default on the equipment lease with DGJ as it failed to make lease payments of $102,000 per month for the months of September, October and November 1999 or $306,000 in total. As this has caused an Event of Default, as defined in the equipment lease, DGJ is entitled to various rights and remedies under the equipment lease and the Securities Purchase Agreement, including, but not limited to, the right to have any and all remaining sums under the lease become immediately due and payable and the right to repossess the leased equipment. As of November 10, 1999, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the equipment lease default is to be cured.

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

         Accounts payable long term consists of amounts due to vendors who selected a 36-month payment plan as part of the Company's financial restructuring. The payment plan current portion is included in current liabilities.

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

         For the nine month periods ended September 30, 1999 and 1998, the Company had recorded a net loss before extraordinary income. Therefore, basic and diluted earnings per share are the same due to the anti-dilutive effect of potential common shares outstanding. Anti-dilutive potential common shares excluded from the computation include common shares issuable upon the exercise of stock options, common shares issuable upon the conversion of redeemable convertible preferred stock or upon the exercise of warrants.

NOTE 4:  ACCOUNTS RECEIVABLE-NET

         Accounts receivable-net consists of the following:

                                   September 30,    December 31,
                                       1999             1998
                                   -----------     -----------
Accounts receivable-trade          $ 1,904,306     $ 1,066,841
Allowance for doubtful accounts        (54,553)       (109,452)
Allowance for credits                  (75,900)        (75,000)
                                   -----------     -----------

                                   $ 1,773,853     $   882,389
                                   ===========     ===========


NOTE 5:  INVENTORIES

         Inventories consist of the following:



                                  September 30,  December 31,
                                      1999          1998
                                  -------------  -----------
Raw materials                      $  799,304    $  296,427
Finished goods                      1,154,586       420,986
                                  -------------  -----------
                                   $1,953,890    $  717,413
                                  ===========    ===========


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

         On August 19, 1999, the Company entered into a credit line agreement with a bank that provides the Company with $4,000,000 of financing secured by the Company's accounts receivables, inventory and other certain assets. The loan facility bears interest at a rate of 1.5% above the bank's prime rate. At September 30, 1999, the balance outstanding under this agreement was $2,395,022 (Note 2).

NOTE 8:  NOTE PAYABLE - RELATED PARTY

         On January 27, 1999 the Company issued a promissory note in the aggregate principal amount of $3,200,000 to DGJ, L.L.C. ("DGJ") (Note 2). The Note matures at the latest on February 1, 2004, had an interest rate of 6% per annum payable monthly in arrears and is secured by all assets of the Company. As part of the new financing agreement obtained with a bank on August 19, 1999, the Company entered into an amended loan agreement with DGJ (the "Amended Note"), which restates the Note and includes $1,573,585, representing subsequent advances made to the Company, an equipment loan made in March 1999 and past due interest on obligations of the Company to DGJ. The Amended Note bears interest at 10% per annum. The addition to the Note is payable on demand. An intercreditor agreement with the bank providing credit line financing as of August 19, 1999, provides certain terms that must be met by the Company before DGJ can collect on its obligations. The Company failed to make interest payments to DGJ of $54,366 as of September 30, 1999 and $40,347 in each of October and November 1999, or $135,060 in total on its obligation. As this has caused an Event of Default, as defined in the Amended Note, DGJ is entitled to various rights and remedies under the Amended Note and the Securities Purchase Agreement, including, but not limited to, the right to declare all or any part of the unpaid principal amount of the Amended Note outstanding to be due and payable. As of November 10, 1999, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the Amended Note default is to be cured.

NOTE 9: CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999



                        BPI PACKAGING TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999



                                             SERIES B CONVERTIBLE   SERIES A CONVERTIBLE         SERIES C
                                               PREFERRED STOCK        PREFERRED STOCK         PREFERRED STOCK
                                            ---------------------------------------------- -----------------------
                                             SHARES      AMOUNT      SHARES     AMOUNT       SHARES     AMOUNT
                                             ------      ------      ------     ------       ------     ------

                                            ---------- ----------------------------------- -----------------------
                                            ---------- ----------------------------------- -----------------------

Balance at December 31, 1998                  146,695   $1,466,954    212,258    $674,032           0          $0
   Subscribed stock
   Net loss for the nine months
     ending September  30, 1999
   Ascribed value of Series C preferred
     stock under refinancing of 1/27/99
   Issuance of stock during financial                                                       1,629,930        $100
     restructuring
   Conversion of Series A Convertible                                  (9,600)       ($96)
     Preferred Stock to Common Stock
   Warrants exercised subscribed stock
Balance at September 30, 1999                 146,695   $1,466,954    202,658    $673,936   1,629,930        $100




                                                 COMMON STOCK          SUBSCRIBED STOCK    CAPITAL IN
                                            ----------------------- ---------------------   EXCESS OF   ACCUMULATED
                                             SHARES      AMOUNT      SHARES      AMOUNT     PAR VALUE     DEFICIT       TOTAL
                                             ------      ------      ------      ------     ---------     -------       -----

                                            ---------- ------------ ---------- ------------------------------------- ------------
                                            ---------- ------------ ---------- ------------------------------------- ------------

Balance at December 31, 1998                21,495,621    $214,956          0           $0  $44,912,833 ($43,989,302) $3,279,473
   Subscribed stock                                                 7,500,000     $300,000                              $300,000
   Net loss for the nine months
     ending September  30, 1999                                                                            ($551,001)  ($551,001)
   Ascribed value of Series C preferred
     stock under refinancing of 1/27/99                                                        $480,000                 $480,000
   Issuance of stock during financial                                                             ($100)                      $0
     restructuring
   Conversion of Series A Convertible            9,600         $96                                                            $0
     Preferred Stock to Common Stock                                                                                          $0
   Warrants exercised subscribed stock       5,626,000     $56,260 (5,626,000)   ($225,040)    $168,780                       $0
Balance at September 30, 1999               27,131,221    $271,312  1,874,000      $74,960  $45,561,513 ($44,540,303) $3,508,472




NOTE 10:          RELATED PARTY TRANSACTIONS

         Ivan J. Hughes, Chairman of the Board of Directors of the Company, is the President of the Plastic's Division, and a director and a member of the Executive and Compensation Committees of Duro Bag Manufacturing Company ("Duro Bag"). During the first, second and third quarters, Duro Bag issued purchase orders for $591,848, $605,748 and $665,486, respectively, to the Company to purchase bags for Duro Bag customers. Orders from Duro Bag represented 18% of sales during the first quarter period ended March 31, 1999, 15% of sales during the second quarter period ended June 30, 1999 and 13% of sales during the third quarter period ended September 30, 1999. The Company expects similar orders from Duro Bag during the fourth quarter of 1999. The Company manufacturers these products on behalf of Duro Bag for its customers. The Company sells these products on terms as contracted between Duro Bag and its customers, which terms are equal, if not better, than the Company could obtain from its other customers for these products.

         In November 1990, the Company established an officer's loan receivable to Dennis N. Caulfield, its Chairman for $132,197. The note was amended in April 1998 and the interest rate changed to 6% effective from November 1990 and is now payable on or before January 1, 2001. Interest on the loan, along with advances for travel not offset by expense records, caused the loan balance to equal $586,978 as of December 31,1997. Mr. Caulfield did not make any payments against the loan from the period beginning 1990 through December 31, 1997. Accordingly, the Company reserved the full amount of this loan on that date. Also, no payments were made in 1998. In addition, the Company paid, on behalf of the former Chairman, approximately $36,000 of a $200,000 personal income tax levy imposed by the Massachusetts Department of Revenue on Mr. Caulfield in exchange for an interest bearing note due on or before June 30, 1998, which has not yet been repaid. This note was reserved for as of September 30, 1999.

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

         Four of the Company's directors, Gary R. Edidin, Allen S. Gerrard, Theodore L. Koenig and Bruce M. Fleisher, are either related to DGJ or have been designated by DGJ. The January 1999 Financial Restructuring and loan described in Note 2, Note 8 and all other transactions between the Company and DGJ will be deemed to be related party transactions due to the relationships of these directors with DGJ. Also, Mr. Koenig is counsel to the Chicago-based law firm of Holleb & Coff, which provides legal services to the Company.

NOTE 11:       RECLASSIFICATIONS

         Certain distribution costs in the Consolidated Statements of Operations for the period ended September 30, 1999 have been reclassified to conform with current presentation.

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

RESULTS OF OPERATIONS

         THIRD QUARTER OF 1999 COMPARED TO THE THIRD QUARTER OF 1998

         For the third quarter ended September 30, 1999, the Company had sales of $5,183,632 compared to sales of $2,927,730 for the third quarter ended September 30, 1998, an increase of 77%. Sales of the traditional plastic carry-out bag market accounted for approximately $2.4 million of this increase. The Company re-entered this market during the fourth quarter of 1998 and expects continued sales increases in this segment in future quarters.

         To meet the increased sales demand, the Company went from a 3-shift, 5 day production schedule to a 4-shift, 7 day production schedule. Due to the dilution of experience and know-how, this change resulted in a temporary decrease in productivity. In addition, the Company's scrap rate increased above standard and resin prices increased by 60% resulting in higher material costs. The Company was unable to pass all of the increased material costs to its customers due to competitive pricing pressures. These difficulties were overcome late in the third quarter. Productivity in the fourth quarter, to date, has increased by 29% over the third quarter. For these reasons, costs of goods sold was $4,968,287 or 96% of sales, compared to $1,884,685 or 65% of sales in the third quarter of 1998.

         Selling, general and administrative expense for the third quarter of 1999 was $1,078,423, or 21% of sales, compared to $972,641, or 33% of sales, in the third quarter of 1998. The decrease in selling, general and administrative expense, as a percentage of sales, is due to the reduction of fixed expenses, offset by an increase in variable expenses, which resulted from an increase in sales volume. The decrease in fixed expenses is due to overhead reductions, including the closing of operations of its two subsidiaries.

         For the third quarter of 1999, interest expense was $522,609, compared to $66,967 for the third quarter of 1998. The increase in interest expense is due to the conversion of operating leases to capital leases as a result of the Company's January 1999 Financial Restructuring.

         The net loss before extraordinary income was $1,375,594 in the third quarter of 1999 compared to a net income of $10,483 in the third quarter of 1998. The combined income and loss change was primarily due to the increase in cost of goods sold from a loss of productivity, an increase in material costs and an increase in interest expense due to the conversion of operating leases to capital leases. Cost of goods sold would have been approximately $75,000 greater in the third quarter of both 1999 and 1998 had the Company not recorded a write-down of plant and equipment during the fiscal year ended February 28, 1997.

         Extraordinary income of $2,758 in the third quarter of 1999 was the result of the January 1999 Financial Restructuring and the resulting discounts from settlements with unsecured creditors. No extraordinary income was reported for the third quarter of 1998.

         Net loss after extraordinary income was $1,372,836 for the third quarter of 1999, compared with a net income of $10,483 in the third quarter of 1998. The combined income and loss change was primarily due to the increase in cost of goods sold from a loss of productivity, an increase in material costs and an increase in interest expense due to the conversion of operating leases to capital leases. Cost of goods sold would have been approximately $75,000 greater in the third quarter of both 1999 and 1998 had the Company not recorded a write-down of plant and equipment during the fiscal year ended February 28, 1997.

         The Company had basic and diluted net loss before extraordinary income of $0.06 per share in the third quarter of 1999 compared to a net income of $0.00 per share in third quarter of 1998.

         FIRST NINE MONTHS OF 1999 COMPARED TO THE FIRST NINE MONTHS OF 1998

         For the first nine months ended September 30, 1999, the Company had sales of $12,655,596 compared to sales of $7,567,594 for the first nine months ended September 30, 1998, an increase of 67%.

         In the first nine months of 1999, cost of goods sold was $10,963,520, or 87% of sales, compared to $6,406,468, or 85% of sales, in the first nine months of 1998. The increase in cost of goods sold, as percentage of sales, was primarily due to a temporary loss of productivity and an increase in material costs in the third quarter, offset by increased volume and productivity in the first two quarters of 1999. Cost of goods sold would have been approximately $225,000 greater in the first nine months of 1999 and 1998 had the Company not recorded a write-down of plant and equipment during the fiscal year ended February 28, 1997.

         Selling, general and administrative expense for the first nine months of 1999 was $2,887,941, or 23% of sales, compared to $3,621,456, or 48% of sales, in the first nine months of 1998. The decrease in selling, general and administrative expense, as a percentage of sales, is due to the reduction of fixed expenses, offset by an increase in variable expenses, which resulted from an increase in sales volume. The decrease in fixed expenses is due to overhead reductions, including the closing of operations of its two subsidiaries.

         For the first nine months of 1999, interest expense was $1,354,713, compared to $343,119 for the first nine months of 1998. The increase in interest expense is due to the conversion of operating leases to capital leases as a result of the January 1999 Financial Restructuring.

         The net loss before extraordinary income was $2,471,466 in the first nine months of 1999 compared to a net loss of $2,760,450 in the first nine months of 1998. Cost of goods sold would have been approximately $225,000 greater in the first nine months of 1999 and 1998 had the Company not recorded a write-down of plant and equipment during the fiscal year ended February 28, 1997.

         Extraordinary income of $1,920,465 in the first nine months of 1999 was the result of the January 1999 Financial Restructuring and the resulting discounts from settlements with unsecured creditors. No extraordinary income was reported for the first nine months of 1998.

         The net loss after extraordinary income was $551,001 for the first nine months of 1999, compared with a net loss of $2,760,450 in the first nine months of 1998. The loss was primarily due to the increase in cost of goods sold from a loss of productivity and an increase in interest expense due to the conversion of operating leases to capital leases. Cost of goods sold would have been approximately $225,000 greater in the first nine months of 1999 and 1998 had the Company not recorded a write-down of plant and equipment during the fiscal year ended February 28, 1997.

         The Company had basic and diluted net loss before extraordinary income of $0.11 per share in the first nine months of 1999 compared to a loss before extraordinary income of $0.13 per share in the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Since its initial public offering in October 1990, the Company has generated funds to finance its activities through both public sales and private placements of its securities, as well as bank loans, equipment lease financing and cash from operations.

         Currently the Company does not have readily available sources of funds for working capital. In the second and third quarters of 1999, it borrowed additional funds and is currently in default on some of its borrowings and its equipment lease.

         On January 27, 1999 the Company issued a promissory note in the aggregate principal amount of $3,200,000 to DGJ, L.L.C. ("DGJ") (the "Note"). The Note matures at the latest on February 1, 2004, had an interest rate of 6% per annum payable monthly in arrears and is secured by all assets of the Company. As part of the new financing agreement obtained with a bank on August 19, 1999, the Company entered into an amended loan agreement with DGJ (the "Amended Note"), which restates the Note and includes $1,573,585, representing subsequent advances made to the Company, an equipment loan made in March 1999 and past due interest on obligations of the Company to DGJ. The Amended Note bears interest at 10% per annum. The addition to the Note is payable on demand. An intercreditor agreement with the bank providing credit line financing as of August 19, 1999, provides certain terms that must be met by the Company before DGJ can collect on its obligations. The Company failed to make interest payments to DGJ of $54,366 as of September 30, 1999 and $40,347 in each of October and November 1999, or $135,060 in total on its obligation. As this has caused an Event of Default, as defined in the Amended Note, DGJ is entitled to various rights and remedies under the Amended Note and the Securities Purchase Agreement, including, but not limited to, the right to declare all or any part of the unpaid principal amount of the Amended Note outstanding to be due and payable. As of November 10, 1999, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the Amended Note default is to be cured.

         On August 19, 1999, the Company entered into a credit line agreement with a bank that provides the Company with $4,000,000 of financing secured by the Company's accounts receivables, inventory and other certain assets. The loan facility bears interest at a rate of 1.5% above the bank's prime rate. At September 30, 1999, the balance outstanding under this agreement was $2,395,022.

         The Company's previous equipment, capital and operating leases were replaced with a new equipment lease with DGJ in January 1999. Obligations of $3,800,000 and accrued lease obligations of $1,643,000 were retired and $1,679,000 of equipment previously treated as operating leases were added to the property and equipment accounts. The new lease carries no debt reduction obligation and is treated as long-term debt. The Company's combined monthly payments under the retired leases were reduced from approximately $305,000 per month to $102,000 per month under the new lease agreement with DGJ. The lease obligation is a ten-year lease with monthly payments of $102,000 representing interest only. The total principal amount of the lease is $6,800,000 and is due at the end of the lease term. The lease was recorded as a capital lease during the quarter ended March 31, 1999 and is being treated as such on an on-going basis. The lease requires the Company to meet certain financial covenants, including, but not limited to, earnings targets and debt-to-equity ratios.

         The Company is in default on the equipment lease with DGJ as it failed to make lease payments of $102,000 per month for the months of September, October and November 1999 or $306,000 in total. As this has caused an Event of Default, as defined in the equipment lease, DGJ is entitled to various rights and remedies under the equipment lease and the Securities Purchase Agreement, including, but not limited to, the right to have any and all remaining sums under the lease become immediately due and payable and the right to repossess the leased equipment. As of November 10, 1999, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the equipment lease default is to be cured.

         On October 12, 1999, DGJ advanced an additional $102,000 to the Company, for the purchase of additional equipment, pursuant to a promissory note providing for a single principal payment on February 1, 2004. The annual interest rate is 10%, and interest is due monthly. The note is secured, subject to the same subordination terms as the Amended Note, as reflected in the intercreditor agreement, described above.

         SALES OF SECURITIES

         The Company received net proceeds from the privately placed sale of Common Stock and exercise of warrants from January 1, 1998 to September 30, 1998 of $1,403,151. The proceeds were used for general corporate purposes.

         No Common Stock was issued from sales by the Company from January 1, 1999 through September 30, 1999. In connection with the January 1999 Financial Restructuring of the Company, 1,629,930 shares of Series C Preferred Stock were issued to DGJ for $100. Also, in connection with the January 1999 Financial Restructuring, the Company reserved 30,937,500 shares of authorized but unissued shares of Common Stock to meet its requirements under the financing terms of such restructuring.

         As of September 30, 1999, 5,626,000 of the 7,500,000 warrant shares issued to management in connection with the January 1999 Financial Restructuring were converted into Common Stock.

         EQUIPMENT AND LEASE FINANCING

         Pursuant to the Securities Purchase Agreement between the Company and DGJ dated January 27, 1999, the Company entered into a ten year equipment lease with DGJ, whereby the Company agreed to lease certain equipment for $1,224,000 (interest only at 18%) per year, payable in equal monthly installments. This equipment lease replaced existing equipment leases, which have been terminated, in which the Company was in default or which were subject to judgments due to past due payments owed by the Company. The Company is in default on this equipment lease (see "Liquidity and Capital Resources").

         LIQUIDITY

         The Company's cash flow was enhanced by $2,064,011 from depreciation and amortization non-cash charges in the first nine months of 1999. Inventory and accounts receivable increased by a total of $2,127,941 during the first nine months of 1999. The current asset ratio was 0.51:1 at September 30, 1999 and 0.12:1 at December 31, 1998. The debt to equity ratio was 5.16:1 at September 30, 1999 and 4.4:1 at December 31, 1998.

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

IMPACT OF INFLATION

         Resin prices increased by 10% during the third quarter of 1999 and did have an unfavorable impact on cost of goods sold and increased the loss for the quarter.

YEAR 2000

         The Company implemented a Year 2000 compliance project in June 1998, which addresses the internal risk, requirements and budgets for becoming Year 2000 compliant. The Company has completed an inventory of all of its internal operations and currently is addressing Year 2000 compliance from its suppliers and other constituents. In 1998, the Company did not have any costs associated with Year 2000 compliance. During the first nine months of 1999, the Company expended $25,000 on Year 2000 compliance.

         As a result of the Year 2000 compliance project, the Company has upgraded its financial and accounting system at an investment of approximately $25,000, and has funded the upgrade out of working capital. The finance and accounting system upgrade was installed and tested as of October 22, 1999. The Company has tested all of its manufacturing equipment, including its manufacturing information systems, and all were determined to be Year 2000 compliant. The Company has not utilized any independent verification or validation processes since the tests performed on the Company's manufacturing systems determined the systems to be Year 2000 complaint. The Company does not contract out its systems maintenance and design and, therefore, has no third party risk in this regard.

         As of November 10, 1999, the Company has contacted five significant customers, which accounted for 66.8% of total sales for the nine month period ended September 30, 1999 regarding their Year 2000 compliance status. All of these customers have indicated that they are either already Year 2000 complaint or are on schedule to be Year 2000 compliant by December 31, 1999. None of these customers currently order from the Company through electronic systems.

         The Company sent questionnaires to all 409 vendors as of May 14, 1999 regarding their Year 2000 compliance status. As of November 10, 1999 the Company received 183 responses. All major vendors responded that they are currently Year 2000 compliant and the other vendors are either Year 2000 compliant or are on schedule to be Year 2000 compliant by December 31, 1999.

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

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

         At December 31, 1998, we were involved in various pending commercial legal proceedings with equipment lessors and trade suppliers because of lease defaults and overdue trade accounts. The debt of the equipment lessors was paid in conjunction with the January 1999 Financial Restructuring on terms we negotiated with the lessors. Currently, we have no significant pending commercial legal proceedings with equipment lessors or trade suppliers.

         A notice of potential claim has been sent by a group of investors to both the Company and its insurance carrier. This notice alleges that our former management made misrepresentations concerning registration rights attendant to the securities purchased by them pursuant to Regulation D, Rule 144A and Regulation S of the Securities Act. On October 25, 1999, the securities held by this group of investors were registered with the SEC by prospectus and registration statement. We believe that any settlement in connection with this potential claim will not have a material effect on our operations. Except as noted below, no further action has been taken by this group of investors as of November 10, 1999.

         On October 4, 1999, Professional Edge Fund, L.P. ("Pro Edge"), one of the group of investors described above, filed suit against the Company in the Court of Common Pleas of Philadelphia County Trial Division, Action No. 000147. Pro Edge also named as defendants C. Jill Beresford, our Vice President of Marketing, Dennis N. Caulfield, our former Chief Executive Officer and Chairman of the Board of Directors, and Newport Capital Partners in this matter. Pro Edge has alleged that the Company has breached a contract in regards to the registration of shares it purchased in a private placement of shares in November 1997 and that we have been unjustly enriched based on the sale of these unregistered shares. Pro Edge is seeking damages in an amount of approximately $1,013,000 plus interest and costs and expenses of the lawsuit. The Company intends to vigorously defend itself against these allegations.

         On November 26, 1997, the estate of a former temporary worker, Mr. John Dion, has filed a wrongful death suit against the Company in Bristol County (Massachusetts) Superior Court, Civil Action No. 97-01688. The lawsuit alleges that the Company's actions caused or contributed to Mr. Dion's, December 7, 1994, fatal forklift accident at the Company. Both parties continue to conduct discovery regarding this accident. The Company's general liability insurance carrier is vigorously defending the Company against these allegations. The outcome of this lawsuit remains uncertain. The Company has a total of $3 million in insurance coverage in place. The Company believes the insurance coverage is sufficient to cover the Company's exposure.

ITEM 2.     CHANGES IN SECURITIES

            1. On October 25, 1999, securities acquired by a group of investors pursuant to Regulation D and Rule 144A of the Securities Act of 1933, as amended, were registered with the Securities and Exchange Commission.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         a) On January 27, 1999 the Company issued a promissory note in the aggregate principal amount of $3,200,000 to DGJ (the "Note"). The Note matures at the latest on February 1, 2004, had an interest rate of 6% per annum payable monthly in arrears and is secured by all assets of the Company. As part of the new financing agreement obtained with a bank on August 19, 1999, the Company entered into an amended loan agreement with DGJ (the "Amended Note"), which restated the Note and included $1,573,585, representing subsequent advances made to the Company, an equipment loan made in March 1999 and past due interest on obligations of the Company to DGJ. The Amended Note bears interest at 10% per annum. The addition to the Note is payable on demand. An intercreditor agreement with the bank providing credit line financing as of August 19, 1999, provides certain terms that must be met by the Company before DGJ can collect on its obligations. The Company failed to make interest payments to DGJ of $54,366 as of September 30, 1999 and $40,347 in each of October and November 1999, or $135,060 in total on its obligation. As this has caused an Event of Default, as defined in the Amended Note, DGJ is entitled to various rights and remedies under the Amended Note and the Securities Purchase Agreement, including, but not limited to, the right to declare all or any part of the unpaid principal amount of the Amended Note outstanding to be due and payable. As of November 10, 1999, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the Amended Note default is to be cured.

         b) The Company was in default on the equipment lease with DGJ as it failed to make lease payments of $102,000 per month for the months of September, October and November 1999 or $306,000 in total. As this has caused an Event of Default, as defined in the equipment lease, DGJ is entitled to various rights and remedies under the equipment lease and the Securities Purchase Agreement, including, but not limited to, the right to have any and all remaining sums under the lease become immediately due and payable and the right to repossess the leased equipment. As of November 10, 1999, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the equipment lease default is to be cured.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                On August 24, 1999, the Company had its Annual Meeting of Stockholders in which the following resolutions were adopted:

         1. Livingston & Haynes, P.C. to serve as the independent accountants for the Company for the year ending December 31, 1999.

         2. The number of authorized shares of common stock of the Company be increased from 60,000,000 to 150,000,000 shares.

         3. Ivan J. Hughes and Allen S. Gerrard serve as Class I directors for term expiring in 2002.

ITEM 5.  OTHER INFORMATION                     None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               b) The Company filed the following report on Form 8-K during the three month period ended September 30, 1999.

         1. Report on Form 8-K, dated August 19, 1999, to report the new financing agreement obtained with a bank on August 19, 1999 and an amended loan agreement with DGJ, which restates the subordinated note payable and includes an amount representing advances made to the Company, an equipment loan and past due interest on obligations of the Company to DGJ.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BPI PACKAGING TECHNOLOGIES, INC.


Date:             November 15, 1999        By:      /s/ Hanspeter Schulz
                                                    --------------------
                                                    President

Date:             November 15, 1999        By:      /s/ James F. Koehlinger
                                                    -----------------------
                                                    Chief Financial Officer and
                                                    Treasurer