Form 10-K
period 1999-12-31
BPI PACKAGING TECHNOLOGIES INC
filed 2000-03-31
CIK 866751

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999, OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ___________________.

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the Registrant's voting stock issued and outstanding as of March 20, 2000 was $4,771,597 for the Common Stock and $183,758 for the Series A Convertible Preferred Stock.

      As of March 20, 2000, 28,068,221 shares of Common Stock, $0.01 par value per share, were outstanding and 183,758 shares of Series A Convertible Preferred Stock, $0.01 par value per share, were outstanding.

                       Documents Incorporated by Reference

      Portions of the definitive proxy statement to be filed prior to April 28, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this Form 10-K.

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

      The Company operated two wholly-owned subsidiaries: (i) RC America, Inc., which purchased surplus inventory from manufacturers of consumer products and marketed and sold the products to mass merchandise retailers and other retail chains; and (ii) Market Media Corporation, which sold and marketed in-store advertising and promotion programs. In conjunction with suspension of the operations of RC America, Inc. and Market Media Corporation on June 27, 1998, the Company terminated the employment of Ronald V. Caulfield, the Chief Executive Officer and President of RC America, Inc. Unless otherwise indicated, the term "Company" hereafter refers to BPI Packaging Technologies, Inc.

Recent Financings

      On January 27, 1999, the Company entered into a Securities Purchase Agreement (the "Agreement") with DGJ, L.L.C., a Delaware limited liability company ("DGJ") (the "January 1999 Financing"), under which the Company issued and sold to DGJ:

1.    a Promissory Note in the aggregate principal amount of $3,200,000 (the
      "Note");

2. a Common Stock Purchase Warrant for the purchase of up to 80,000,000 shares of the Company's common stock (the "Common Stock"), at an exercise price of $0.04 per share, exercisable until January 27, 2009; and

3.    1,629,930 shares of Series C Preferred Stock of the Company for $100.

      In connection with the January 1999 Financing, DGJ required certain members of the Company's management, C. Jill Beresford, James F. Koehlinger, Hanspeter Schulz, Richard H. Nurse and Ivan J. Hughes, to invest $300,000, in the aggregate, in the Company's warrants. As of March 20, 2000, 6,563,000 of the 7,500,000 issued warrant shares were converted into Common Stock.

      As part of the January 1999 Financing, the Company entered into a factoring agreement with Franklin Capital Corporation ("Franklin"), an entity affiliated with Gary Edidin, one of the Company's Directors and a member of DGJ, whereby the Company, with full recourse, assigned and sold to Franklin its entire interests in all of its present and future accounts and similar rights and instruments arising from its sales of goods, then existing or created thereafter. The Company paid Franklin a factoring fee in an amount equal to 2% of the gross amount of such receivables, however, the minimum commission for any receivable was $5.00.

      Under this factoring agreement, Franklin was able to advance to the Company up to 85% of the purchase price of the Company's receivables as they were created, subject to a maximum advance at any time outstanding of $2,000,000. Interest was charged for the number of days that advances of the purchase price of the receivables were made to the Company prior to the date they were paid and the number of days that the advances from Franklin's account remain outstanding at the prime rate plus 2% per annum, except that interest was in no event less than 8% per annum. The Company retired this factoring agreement on August 19, 1999 when the Company entered into the relationship with LaSalle Business Credit, Inc. ("LaSalle") and DGJ, as described below.

      The Company also issued a demand revolving note to Franklin in the principal sum of $1,000,000 at an interest rate of 5% above the prime rate, however, the interest charged could not be less than a minimum annual fixed rate of 12 3/4%. This note was secured by a security agreement between the Company and Franklin, which granted Franklin a continuing security interest in the Company's present and future accounts, inventory, equipment and other property. Pursuant to the terms of this agreement, the amount eligible to be advanced to the Company under this revolving note was limited to the lesser of $1,000,000 or the sum of 50% of eligible inventory and 50% of eligible raw materials. The Company retired its obligations under this note on August 19, 1999.

      The Company also refinanced its equipment, capital and operating leases in January 1999 when it entered into an equipment lease with DGJ. The new lease carries no debt reduction obligation and is treated as long-term debt. The combined monthly payments under the retired leases were reduced from approximately $305,000 per month to $102,000 per month under the new equipment lease with DGJ. The term of the lease is ten years and its monthly payment of $102,000 represents interest only.

      The Company is in default on the equipment lease with DGJ as it failed to make lease payments of $102,000 per month for the months of September 1999 through March 2000, or $714,000 in total. As this has caused an event of default, as defined in the equipment lease, DGJ is entitled to various rights and remedies under the equipment lease and the Agreement including, but not limited to, the right to have any and all remaining sums under the lease become immediately due and payable and the right to repossess the leased equipment. As of March 20, 2000, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the equipment lease default is to be cured.

      Also in January 1999, the Company entered into agreements with most of its unsecured creditors that provided for a discounted payment in February 1999 or permitted the Company to pay the entire balance without interest over a three-year period.

      On August 19, 1999, the Company entered into a series of transactions with LaSalle and DGJ to refinance the indebtedness incurred as part of the January 1999 Financing. The Company's loan agreement with LaSalle provides the Company with a $4,000,000 revolving line of credit. This credit facility is secured by a first priority security interest in its accounts receivable, inventory and certain other assets. DGJ is the lessor of substantially all the equipment that the Company uses, under a capital lease, and holds a first priority security interest in its equipment. LaSalle received a second priority security interest in the Company's equipment. Certain of the proceeds of this credit facility were used to retire existing indebtedness the Company owed to Franklin, including the factoring agreement and revolving note described above, while the remaining proceeds were used to retire some of the Company's other indebtedness and for working capital purposes. This credit facility bears interest at a fluctuating rate equal to 1.5% per annum above the prime rate of LaSalle in effect from time to time and matures in three years. As of March 20, 2000, the balance outstanding under this agreement is $2,974,515.

      In addition, the Company and DGJ amended and restated the Note since the Company was unable to fulfill the financial obligations under the terms of the loan and lease documents with DGJ. To cure the defaults, the Company restated the Note to include, in addition to the original principal and interest accrued thereunder at 6%, all amounts outstanding under: (i) an equipment loan made by DGJ to the Company as of March 1, 1999 in the original principal amount of $218,665; (ii) a series of advances made to the Company by Franklin during the second quarter of 1999 (which totaled approximately $900,000, and were reduced to approximately $660,000 after application of proceeds of the credit facility), rights to repayment of which were subsequently assigned by Franklin to the Company; (iii) delinquent payments under the DGJ lease of approximately $570,000; and (iv) interest on the foregoing. The resulting balance of $4,773,585 was restated as the principal amount of a new amended promissory note. The amended promissory note is in the original principal amount of $4,773,585 and is payable as follows: $3,200,000 of principal is due and payable on February 1, 2004, or earlier by acceleration, as described in the Agreement, or otherwise, and $1,573,585 is due and payable pursuant to the terms of an intercreditor agreement between DGJ and LaSalle. The amended promissory note bears interest at a rate of 10% per annum, and is secured by all Company assets, subordinated to LaSalle except as to equipment.

      The Company failed to make interest payments to DGJ totaling approximately $296,000 during the period of September 1999 through March 2000. As this has caused an event of default, as defined in the amended promissory note, DGJ is entitled to various rights and remedies under the amended promissory note and the Agreement including, but not limited to, the right to declare all or any part of the unpaid principal amount of the amended promissory note outstanding to be due and payable. As of March 20, 2000, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the amended promissory note default is to be cured.

      During the period of September 1, 1999 through March 30, 2000, DGJ made additional advances to the Company totaling $1,300,000. These loans bear interest at the rate of 10% per annum with interest payable monthly and the principal is due and payable on the same date as the maturity date of the amended promissory note discussed above.

      At the Company's annual meeting of stockholders on August 24, 1999, its stockholders approved the increase in its authorized number of shares of Common Stock from 60,000,000 to 150,000,000 shares. The Company utilized some of these newly authorized shares to complete a rights offering of 15,000,000 shares of its Common Stock in March 2000 resulting in the Company receiving $600,000 of gross proceeds for working capital and other corporate-related purposes.

      Products and Markets

      Direct competition refers to competition for identical products and indirect competition refers to products which are not identical, but which could be substituted for the Company's product. Market size estimates are management estimates:

---------------------------------------------------------------------------------------------------
                                         2000
                                     ANNUAL MARKET          PATENT
                                       (Millions)           STATUS            COMPETITION
---------------------------------------------------------------------------------------------------
HANDI-SAC(TM)                             $37            U.S. Patent    Direct: Sonoco T-Sack
Convenience,                                             Issued 1993    Roll Bag
Hardware/Automotive                                                     Indirect: Paper and
and Drug                                                                Flat T-Sacks
---------------------------------------------------------------------------------------------------
FRESH-SAC(R)                              $63            U.S. Patent    Direct: Crown Poly,
T-Shirt Produce Bag                                      Issued 1993    Sealed
                                                                        Air and Better Bag
                                                                        Indirect:  Produce Bag
                                                                        On a Roll
---------------------------------------------------------------------------------------------------
INSULATION OVERWRAP                       $15              Process      Direct:
                                                          Technology    Vanguard Plastics
                                                                        No Indirect
---------------------------------------------------------------------------------------------------
HIGH PERFORMANCE PRINTED            Under Evaluation       Process      Direct: Tredegar Ind.
 TISSUE OVERWRAP FILM                                     Technology    No Indirect
---------------------------------------------------------------------------------------------------
T-SHIRT CARRYOUT BAG                      $850           U.S. Patent    Direct: Vanguard,
                                                         Issued 1989    Sonoco
                                                                        and Integrated Bagging
                                                                        Systems
                                                                        Indirect: Kraft Paper Bags
---------------------------------------------------------------------------------------------------

      HANDI-SAC(TM) is a T-shirt bag sold in a patented dispensing mechanism. The patented system allows the retailer to effectively store and dispense T-shirt bags in a limited space under the check-out counter, which is important to convenience, drug, retail and hardware stores. HANDI-SAC(TM) is installed in approximately 11,000 convenience, drug, retail and hardware stores. Management estimates the annual market potential for HANDI-SAC(TM) at approximately $37 million in 2000. The market is split approximately 70% plastic and 30% paper.

      FRESH-SAC(R) is a thin T-shirt produce bag sold in a patented dispensing mechanism. This program is presently being sold to approximately 600 supermarkets directly and through distributors. Management estimates the annual market potential for the FRESH-SAC(R) Produce Profit Builder Program to be $63 million in 2000.

      The Company has numerous test and trial orders that it is currently working on from applications ranging from insulation overwrap to high performance printed tissue overwrap film. The Company anticipates receiving orders from many of its customers in 2000.

      Since the above applications did not fill the Company's conversion capacity of 40 million pounds of HMWHDPE resin, the Company re-entered the standard grocery T-shirt bag business, which resulted in significant marginal contributions to fixed costs starting in the third quarter of 1998.

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

      The Company has direct competition for its thin, clear film used for tissue overwrap from Tredegar Industries, which has a similar thin film. However, management believes that Tredegar Industries has an exclusive five year supply agreement with a consumer packaged goods company that prohibits it from supplying other companies and, therefore, Tredegar Industries is not presently considered to be a competitor. The Company competes with the major manufacturers of flexible packaging and other companies that manufacture thick, plastic films for tissue overwrap. The Company believes that its tissue overwrap film is more cost effective than any competitive product.

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

Manufacturing

      All of the Company's plastic products are manufactured in its North Dighton, Massachusetts facility. The plastic resin is delivered to the Company, where it is brought into the facility to be heated and blown into a thin film on blown film extrusion lines. The film is cooled and wound on large rolls, printed with customer information using aqueous-based inks and shipped to customers. If the film is to be used to manufacture bags, it is then slit-sealed into bags, reviewed by quality control inspectors, boxed and shipped to customers. The Company retains customer design printing plates for future use.

      The Company's manufacturing equipment consists of blown film extrusion lines, printing presses, bag making machines and film slitting operations. Additional slitting capacity was acquired in the first quarter of 1999.

Raw Materials

      HMWHDPE resin comprises the principal raw material in the Company's products, the principal component of which is ethylene, a derivative of natural gas. HMWHDPE resin is currently available from several sources. During the year ended December 31, 1999, as in some prior fiscal years, resin prices fluctuated significantly, a trend the Company expects will continue.

Backlog

      The Company's backlog of firm orders at March 20, 2000 was $249,737, as compared to $889,164 at March 22, 1999. The Company generally sells products on an individual purchase order basis to regular customers rather than under annual contracts on a scheduled delivery basis. Accordingly, backlog may fluctuate significantly and may not be an accurate indicator of general business trends.

Seasonality

      Management reports that the first quarter of any year is traditionally the slowest quarter for bag products marketed to the retail trade. There is no apparent seasonality in the industrial film business.

Major Customers

      For the year ended December 31, 1999, three of the Company's customers accounted for more than 10% of sales: at 20%, 19% and 15%. Changes in the Company's marketing and sales strategy will affect its distribution channels and change the forecasted percentage of concentration. Management does not believe the loss of any one of these major customers will have a material adverse effect on the Company's business.

Employees

      On February 23, 2000, Hanspeter Schulz resigned as President and as a member of the Board of Directors of the Company to pursue personal interests. However, Dr. Schulz has been serving the Company as a consultant since such date. In conjunction with Dr. Schulz's resignation, the Board of Directors promoted James F. Koehlinger, the Company's Chief Financial Officer and Treasurer, to the position of Acting Chief Operating Officer.

      As of March 20, 2000, the Company had 132 full-time employees. None of the Company's employees are represented by a union.

Item 2. Facilities

      The Company maintains its principal executive offices and manufacturing operations in a 124,000 square foot facility in North Dighton, Massachusetts. The premises are leased from an unaffiliated landlord, under a lease which expires on December 31, 2007, at a monthly rent of $31,738 effective August 1, 1997, and thereafter adjusted based on certain indices. The monthly rental payment was reduced to $26,255 effective March 1, 1998 due to a reduction in space. The Company is responsible for payment of real estate taxes, which are approximately $52,000 per year, and maintenance costs, which are approximately $30,000 per year. The Company has an option to extend the lease for a seven year period at the expiration of the lease.

Item 3. Legal Proceedings

      Currently, the Company has no pending significant commercial legal proceedings with equipment lessors or trade suppliers.

      A notice of potential claim has been sent by a group of investors to both the Company and its insurance carrier. This notice alleges that the Company's former management made misrepresentations concerning registration rights attendant to the securities purchased by them pursuant to Regulation D, Rule 144A and Regulation S of the Securities Act. On October 28, 1999, the securities held by this group of investors were registered with the SEC by prospectus and registration statement. The Company believes that any disposition in connection with this potential claim will not have a material effect on its operations. Except as noted below, no further action has been taken by this group of investors as of March 20, 2000.

      On October 4, 1999, Professional Edge Fund, L.P. ("Pro Edge"), one of the group of investors, described above, filed suit against the Company in the Court of Common Pleas of Philadelphia County Trial Division, Action No. 000147. Pro Edge also named as defendants C. Jill Beresford, the Company's Vice President of Marketing, Dennis N. Caulfield, the Company's former Chief Executive Officer and the Company's former Chairman of the Board of Directors, and Newport Capital Partners in this matter. Pro Edge has alleged that the Company has breached a contract in regards to the registration of shares it purchased in a private placement of the Company's shares in November 1997 and that the Company has been unjustly enriched based on the sale of these unregistered shares. Pro Edge sought damages in an amount of approximately $1,013,000 plus interest, costs and expenses of the lawsuit. On February 28, 2000, the Company was advised that this action was dismissed without prejudice based upon improper venue. As of March 20, 2000, no further action has been taken.

      On November 26, 1997, the estate of a former temporary worker, Mr. John Dion, has filed a wrongful death suit against the Company in Bristol County (Massachusetts) Superior Court, Civil Action No. 97-01688. The lawsuit alleges that the Company's actions caused or contributed to Mr. Dion's December 7, 1994, fatal forklift accident at the Company. Both parties continue to conduct discovery regarding this accident. The Company's general liability insurance carrier is vigorously defending the Company against these allegations. The outcome of this lawsuit remains uncertain. The Company has a total of $3 million in insurance coverage in place. The Company believes the insurance coverage is sufficient to cover its exposure.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 1999, through the solicitation of proxies or otherwise.

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

      As of March 20, 2000, 356 holders of record held 28,068,221 shares of the Company's Common Stock and 62 holders of record held 183,758 shares of the Company's Series A Convertible Preferred Stock. Management believes that there are approximately 4,500 to 5,000 beneficial owners of the Company's Common Stock and Series A Convertible Preferred Stock.

      For the fiscal quarters reported below, the following table sets forth the range of high and low sale quotations for the Common Stock for the relevant periods as reported by NASDAQ/NMS or the range of high and low bid prices on the NASDAQ OTC. The quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

COMMON STOCK                                   High Sale/Bid       Low Sale/Bid
                                               -------------       ------------

1998
      First Quarter                                $1.375              $0.688
      Second Quarter                               $1.400              $0.844
      Third Quarter                                $ 0.94              $0.125
      Fourth Quarter                               $ 0.40              $ 0.12

1999
      First Quarter                                $ 0.30              $ 0.14
      Second Quarter                               $ 0.30              $ 0.14
      Third Quarter                                $ 0.30              $ 0.11
      Fourth Quarter                               $ 0.28              $ 0.05

2000

      First Quarter (through March 20, 2000)       $ 0.20              $ 0.06

----------

      On March 20, 2000, the high ask price of the common stock was $0.20; the low bid price was $0.13 and the close price was $0.17.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

      The Company sold 3,800,097 shares of Common Stock, in the aggregate, in July 1997, October 1997, December 1997 and June 1998. In each of such offerings:
(i) the issuances of the securities were deemed to be exempt from registration under Section 4(2) and Regulation D of the Securities Act of 1933, as amended (the "Securities Act"), as transactions by an issuer not involving any public offering; (ii) the sale proceeds were used as part of the Company's working capital; and (iii) the securities were then registered under the Securities Act on October 28, 1999. The sole purpose of such offerings was to register securities acquired by the Company's stockholders through private placements of its equity securities with accompanying warrants.

      The Company did not receive any part of the proceeds of any sale of the shares sold by the stockholders. The Company paid all of the costs and fees relating to the registration of such shares; however, the Company did not pay any discounts, concessions or commissions payable to underwriters, dealers or agents incident to the offering of such shares.

      In January 1999, the Company completed a private placement offering under Regulation D of the Securities Act to DGJ, an accredited investor as defined in Regulation D, with total gross proceeds of $3,200,200. The Company sold 1,629,930 shares of its Series C preferred stock for $100, issued warrants exercisable for 80,000,000 shares of Common Stock at $0.04 per share for $100 and executed a promissory note in favor of DGJ in the principal amount of $3,200,000, as part of the January 1999 Financing.

      In March 2000, the Company completed a rights offering for 15,000,000 shares of its Common Stock to its stockholders of record as of the close of business on December 2, 1999. The Common Stock underlying the rights were registered under the Securities Act on January 28, 2000. The Company will use the $600,000 of gross proceeds for working capital and other corporate-related purposes. The purpose of the rights offering was to give the Company's non-affiliated stockholders an opportunity to make an additional investment in the Company at the same price per share ($.04) as given to DGJ as part of the January 1999 Financing.

Dividends

      The Company has not paid any cash dividends on its Common Stock since inception. Section 7.12 of the Securities Purchase Agreement and the Company's current revolving line of credit loan arrangement prohibit the payment of dividends (in cash or other property) on or in respect of any shares of any class of capital stock of the Company's securities and does not anticipate the payment of cash dividends on its Common Stock in the foreseeable future. It is expected that any earnings, which may be generated from operations, after payment of dividends on the Company's Series A and B Preferred Stock, will be used to finance the growth of the Company. Dividends on each of these classes of Preferred Stock are non-cumulative.

Item 6. Selected Financial Data

      The following tables set forth summary financial information for the periods indicated. This information should be read in conjunction with the Company's consolidated financial statements (including the notes thereto) included herein.

                          STATEMENT OF OPERATIONS DATA

                                        Year Ended      Year Ended  Ten Month Period Ended        Fiscal Years Ended
                                        December 31    December 31,       December 31,       February 28,      February 23,
                                           1999            1998               1997                1997              1996

Net sales                              $ 18,525,970    $ 10,382,819       $ 13,951,725       $ 30,810,037    $ 28,839,954
Cost of goods sold                       16,159,384       8,826,905         17,311,037         27,784,329      26,161,723
                                       ------------    ------------       ------------       ------------    ------------
Gross profit (loss)                       2,366,586       1,555,914         (3,359,312)         3,025,708       2,678,231
Selling, general and
 administrative expense                   3,952,806       4,301,842          6,137,985          8,695,612       6,370,956
Bad debt expense                                 --              --            319,736             93,165              --
Write-down of impaired assets
  and related expenses                           --              --                 --          5,385,000              --

Patent infringement settlement                   --              --                 --            512,648              --
Loss from operations                     (1,586,220)     (2,745,928)        (9,817,033)       (11,660,717)     (3,692,725)

Allowance for officer loan                       --         (68,039)          (586,978)                --              --
Interest and other
 expense                                 (1,872,856)       (471,166)          (984,064)        (1,112,647)       (865,206)

Interest income                                  --          45,920             49,206              9,133          47,786
Extraordinary income                      1,856,157              --                 --                 --              --
                                       ------------    ------------       ------------       ------------    ------------

Net loss                                 (1,602,919)     (3,239,213)       (11,338,869)       (12,764,231)     (4,510,145)
Basic and diluted net loss per share           (.07)           (.16)              (.73)              (.96)           (.38)
Shares used in computing basic and
 diluted net loss per share              23,242,165      20,849,356         15,579,747         13,261,815      11,756,532

                               BALANCE SHEET DATA

                                            At             At               At              At              At
                                       December 31,    December 31,    December 31,    February 28,    February 23,
                                           1999           1998             1997            1997            1996
                                           ----           ----             ----            ----            ----

Total assets                           $ 23,252,885    $ 17,751,965    $ 20,970,740    $ 29,247,231    $ 35,277,975
Long term obligations                  $ 10,395,000    $         --             $--    $  3,809,241       $5,441,05
Redeemable preferred
 stock                                 $         --    $         --             $--    $         --    $    183,369
Working capital (deficit)                (5,110,204)   ($12,748,154)   ($13,897,932)    ($5,819,144)   ($ 2,767,867)
Stockholders' equity                   $  2,456,554    $  3,279,473    $  5,115,535    $ 11,544,675    $ 19,768,971

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

      For the year ended December 31, 1999, the Company had sales of $18,525,970 compared to sales of $10,382,819 in the year ended December 31, 1998, an increase of 78%.

      For the year ended December 31, 1999, cost of goods sold was $16,159,384 or 87% of sales, compared to $8,826,905 or 85% of sales for the year ended December 31, 1998. The increase in cost of goods sold, as a percentage of sales, was primarily due to resin price increases of 60%, which the Company was unable to pass on to its customers due to competitive pricing pressures, offset by increase in volume.

      Selling, general and administrative expense for the year ended December 31, 1999 was $3,952,806, or 21% of sales, compared to $4,301,842, or 41% of sales, for the year ended December 31, 1998. The decrease in selling, general and administrative expense, as a percentage of sales, is due to the reduction of fixed expenses, offset by an increase in variable expenses, which resulted from an increase in sales volume. The decrease in fixed expenses is due to overhead reductions, including the closing of operations of its two subsidiaries.

      For the year ended December 31, 1999, interest expense was $1,872,856, compared to $471,166 for the year ended December 31, 1998. The increase in interest expense is due to the conversion of operating leases to capital leases as a result of the Company's January 1999 Financing and an increase in borrowings under the Company's credit line.

      The net loss before extraordinary income was $3,459,076 for the year ended December 31, 1999, compared to a net loss of $3,239,213 for the year ended December 31, 1998. Cost of goods sold would have been approximately $303,000 greater in the years ended 1999 and 1998 had the Company not recorded a write-down of plant and equipment during the fiscal year ended February 28, 1997.

      Extraordinary income of $1,856,157 for the year ended December 31, 1999 was the result of the January 1999 Financing and the resulting discounts from settlements with unsecured creditors. No extraordinary income was reported for the year ended December 31, 1998.

      The net loss after extraordinary income was $1,602,919 for the year ended December 31, 1999, compared to a net loss of $3,239,213 for the year ended December 31, 1998. Cost of goods sold would have been approximately $303,000 greater in the years ended 1999 and 1998 had the Company not recorded a write-down of plant and equipment during the fiscal year ended February 28, 1997.

      The Company had a basic and diluted net loss before extraordinary income of $0.15 per share for the year ended December 31, 1999, compared to a net loss of $0.16 per share for the year ended December 31, 1998.

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

      For the year ended December 31, 1998, cost of goods sold was $8,826,905, or 85% of sales, compared to $17,311,037, or 124% of sales in the 10 month period ended December 31, 1997. Plans to reduce overhead in 1998 resulted in significant savings beginning in the second quarter of 1998. Cost of goods sold would have been approximately $303,000 greater in 1998 and approximately $253,000 greater during the 10 month period ended December 31, 1997 had the Company not recorded a write-down of plant and equipment during the fiscal year ended February 28, 1997.

      Selling, general and administrative expense for December 31, 1998 was $4,301,842, or 41% of sales, compared to $6,137,985, or 44% of sales, in the 10 month period ended December 31, 1997. Overhead reductions, including the closing of operations of its two subsidiaries, were mainly responsible for the decrease.

      For the year ended December 31, 1998, interest expense decreased to $471,166, or 5% of net sales, compared to $984,064, or 7% of net sales in the 10 month period ended December 31, 1997. Interest decreased due to lower debt balances outstanding under the Company's credit lines.

      For the year ended December 31, 1998, the Company had a net loss of $3,239,213, compared to a net loss of $11,338,869 in the 10 month period ended December 31, 1997. The non-cash expenses of depreciation and amortization were $2,538,880 for 1998, compared to $2,186,621 for the 10 month period ended December 31, 1997. The major reasons for the decrease in the net loss can be attributed to the planned reductions in plant and sales, general and administrative costs, and discontinued operations of the two subsidiaries in the second quarter of 1998. The losses for 1998 and the 10 month period ended December 31,1997 would have been greater by approximately $303,000 and $253,000 respectively, if the Company had not recorded a write-down of plant and equipment during the fiscal year ended February 28, 1997.

      The Company incurred a loss of $0.16 per share in 1998, compared to a loss of $0.73 per share in the 10 month period ended December 31, 1997.

Liquidity and Capital Resources

      Since its initial public offering in October 1990, the Company has generated funds to finance its activities through both public sales and private placements of its securities, as well as bank loans, equipment lease financings and cash from operations.

Note Payable

      On January 27, 1999, the Company issued a promissory note in the aggregate principal amount of $3,200,000 to DGJ. This note matures on February 1, 2004, had an interest rate of 6% per annum payable monthly in arrears and is secured by all of the Company's assets. As part of the new financing agreement obtained with a bank on August 19, 1999, the Company entered into an amended loan agreement with DGJ, which restates the original note and includes $1,573,585, representing subsequent advances made to the Company, an equipment loan made in March 1999 and past due interest on the Company's obligations to DGJ. This amended promissory note bears interest at 10% per annum. The addition to the original note is payable on demand. An intercreditor agreement with the bank providing credit line financing as of August 19, 1999, provides certain terms that the Company must meet before DGJ can collect on its obligations.

      The Company failed to make interest payments to DGJ totaling approximately $296,000 during the period of September 1999 through March 2000. As this has caused an event of default, as defined in the amended promissory note, DGJ is entitled to various rights and remedies under the amended promissory note and the Agreement including, but not limited to, the right to declare all or any part of the unpaid principal amount of the amended promissory note outstanding to be due and payable. As of March 20, 2000, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the amended promissory note default is to be cured. DGJ made additional advances to the Company totaling $1,300,000 during the period from September 1, 1999 through March 30, 2000.

      On August 19, 1999, the Company entered into a credit line agreement with a bank that provides it with $4,000,000 of financing secured by its accounts receivable, inventory and other certain assets. The loan facility bears interest at a rate of 1.5% above the bank's prime rate. At March 20, 2000, the balance outstanding under this agreement was $2,974,515.

      The Company's previous equipment, capital and operating leases were replaced with a new equipment lease with DGJ in January 1999. Obligations of $3,800,000 and accrued lease obligations of $1,643,000 were retired and $1,679,000 of equipment previously treated as operating leases were added to the property and equipment accounts. The new lease carries no debt reduction obligation and is treated as long-term debt. The Company's combined monthly payments under the retired leases were reduced from approximately $305,000 per month to $102,000 per month under the new lease agreement with DGJ. The lease obligation is a ten-year lease with monthly payments of $102,000 representing interest only. The total principal amount of the lease is $6,800,000 and is due at the end of the lease term. The lease was recorded as a capital lease during the quarter ended March 31, 1999 and is being treated as such on an on-going basis. The lease requires the Company to meet certain financial covenants including, but not limited to, earnings targets and debt-to-equity ratios.

      The Company is in default on the equipment lease with DGJ as it failed to make lease payments of $102,000 per month for the months of September 1999 through March 2000, or $714,000 in total. As this has caused an event of default, as defined in the equipment lease, DGJ is entitled to various rights and remedies under the equipment lease and the Agreement including, but not limited to, the right to have any and all remaining sums under the lease become immediately due and payable and the right to repossess the leased equipment. As of March 20, 2000, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the equipment lease default is to be cured.

      On October 12, 1999 and March 17, 2000, DGJ advanced an additional $102,000 and $150,000, respectively, for the purchase of additional equipment, pursuant to a promissory note providing for a single principal payment on February 1, 2004. The annual interest rate is 10%, and interest is due monthly. The note is secured and is subject to the same subordination terms as the amended promissory note, as reflected in the intercreditor agreement, described above. As of March 20, 2000, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the amended promissory note default is to be cured.

Sales of Securities

      As of March 20, 2000, 6,563,000 of the 7,500,000 warrant shares issued to management in connection with the January 1999 Financing were converted into Common Stock.

      On March 17, 2000, the Company completed a rights offering for 15,000,000 shares of its Common Stock to its stockholders of record as of the close of business on December 2, 1999. Each non-affiliated stockholder of the Company received one right for each share of the Company's Common Stock, which it owned. Each of the rights entitled stockholders to purchase 0.7 shares of Common Stock at $0.04 per share. The rights offering was oversubscribed and the Company will use the $600,000 of gross proceeds for working capital and other corporate-related purposes.

      No common stock was issued from sales by the Company during 1999. In connection with the January 1999 Financing, 1,629,930 shares of Series C Preferred Stock were issued to DGJ for $100. Also in connection with the January 1999 Financing, the Company reserved 30,937,500 shares of authorized but unissued shares of Common Stock to meet the Company's requirements under the financing terms of such restructuring.

      The Company received net proceeds from the privately placed sale of Common Stock in 1998 of $1,403,951. The proceeds were used for general corporate purposes.

Equipment Purchases and Lease Financings

      Pursuant to the Agreement, the Company entered into a ten year equipment lease with DGJ, whereby the Company agreed to lease certain equipment for $1,224,000 (interest only at 18%) per year, payable in equal monthly installments. This equipment lease replaced existing equipment leases, which have been terminated, in which the Company was in default or which were subject to judgements due to past due payments owed by the Company. The Company is in default on this equipment lease. See "Liquidity and Capital Resources."

Liquidity

      The Company's cash flow was enhanced by $2,891,673 from depreciation and amortization non-cash charges in 1999. Inventory was increased by $1,979,643 and accounts receivable by $1,633,503 during the year ended December 31, 1999. The current asset ratio was 0.51:1 at December 31, 1999, compared to 0.12:1 at December 31, 1998. The debt-to-equity ratio was 8.5:1 at December 31, 1999 and 4.4:1 at December 31, 1998.

Impact of Inflation

      Inflation during the year ended December 31, 1999 did not have any impact on operating results nor did it have any impact on the last three fiscal periods.

Year 2000

      The Company implemented a Year 2000 compliance project in June 1998, which addressed the internal risk, requirements and budgets for becoming Year 2000 compliant. The Company has completed an inventory of all of its internal operations and has addressed Year 2000 compliance from its suppliers and other constituents.

      As a result of the Year 2000 compliance project, the Company has upgraded its financial and accounting system at an investment of approximately $25,000, and funded the upgrade out of working capital. The finance and accounting system upgrade was installed and tested on October 22, 1999. The Company tested all of its manufacturing equipment, including its manufacturing information systems, and all were determined to be Year 2000 compliant. The Company has not utilized any independent verification or validation processes since the tests performed on its manufacturing systems determined the systems to be Year 2000 compliant. The Company does not contract out its systems maintenance and design and, therefore, has no third party risk in this regard.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On July 6, 1998, the Company reported on Form 8-K the resignation of PricewaterhouseCoopers LLP as the Company's independent accountants. In connection with the audits of the Company's financial statements for the 10 month period ended December 31, 1997 and the fiscal years ended February 28, 1997 and February 23, 1996, and during the subsequent interim period through July 6, 1998: (i) PricewaterhouseCoopers LLP did not issue an adverse opinion, disclaimer of opinion, modification or qualification; and (ii) there were no disagreements between the Company and PricewaterhouseCoopers LLP relative to accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the matter in its reports on the financial statements for such periods.

      On July 29, 1998, the Company reported on Form 8-K the engagement of Livingston & Haynes, P.C. as the Company's independent accountants. The decision to engage Livingston & Haynes, P.C. was approved by the Company's Audit Committee.

                                    PART III

Item 10. Directors and Executive Officers of Registrant

      The section entitled "Directors and Executive Officers" located in the Company's Definitive Proxy Statement, to be filed on or before April 28, 2000, pursuant to Regulation 14A for its Annual Meeting of Stockholders (the "Annual Meeting Proxy Statement") is incorporated herein by reference.

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

         The financial statements required to be filed by Item 8 herewith are as follows:

                                                                            Page
                                                                            ----

         Report of Independent Accountants -- Livingston & Haynes, P.C.      F-1

         Report of Former Independent Accountants -
         PricewaterhouseCoopers LLP                                          F-2

         Consolidated Balance Sheets as of December 31, 1999 and 1998        F-3

         Consolidated Statements of Operations for the years ended
         December 31, 1999, December 31, 1998 and the 10 month period
         ended December 31, 1997                                             F-5

         Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, December 31, 1998 and the 10 month period ended December 31, 1997 F-6

         Consolidated Statements of Cash Flows for the years ended
         December 31, 1999, December 31, 1998 and the 10 month period
         ended December 31, 1997                                             F-8

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

10.38    Employment Agreement between the Company and Richard H. Nurse, Ph.D
         (14).

10.39    Employment Agreement between the Company and Hanspeter Schulz, Ph.D
         (14).

10.40    Consulting Agreement between the Company and Ivan J. Hughes (14).

10.41    Employment Agreement between the Company and Peter W. Blackett (15)

10.42 Loan and Security Agreement between the Company and LaSalle Business Credit, Inc., dated as of August 19, 1999 (17).

10.43    Revolving Note from the Company to LaSalle, dated August 19, 1999 (17).

10.44    Intercreditor Agreement between DGJ and LaSalle, dated August 19, 1999
         (17).

10.45 Amended and Restated Promissory Note issued by the Company to DGJ, dated August 19, 1999 (17).

10.46    Amended and Restated Equipment Lease between the Company and DGJ (17).

16 Letter from Pricewaterhouse Coopers LLP to the Securities and Exchange Commission (11).

21       Subsidiaries of the Company.

27       Financial Data Schedule.

99       Press Release, dated July 7, 1998 (11).

99.1     Press Release, dated January 28, 1999 (14).

99.2     Form of Subscription Certificate (18).

99.3     Form of Notice of Guaranteed Delivery for Subscription Certificate
         (18).

99.4 Form of Subscription Agent Agreement by and between the Company and American Stock Transfer and Trust Company, as Subscription Agent (18).

99.5     Form of letter to stockholders from the Company (18).

99.6 Form of letter to brokers, dealers, commercial banks, trust companies and other nominees from American Stock Transfer and Trust Company (18).

99.7 Form of letter to clients of brokers, dealers, commercial banks, trust companies and other nominees (18).

99.8     Nominee Holder Oversubscription Exercise Form (18).

99.9     Press Release, dated February 23, 2000 (19).

-------------------

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

(14) Incorporated by reference from our Current Report on Form 8-K, dated January 27, 1999, and filed with the SEC on February 11, 1999.

(15) Incorporated by reference from our Current Report on Form 8-K, dated March 31, 1999, and filed with the SEC on March 31, 1999.

(16) Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1998 and filed with the SEC on March 31, 1999.

(17) Incorporated by reference from our Form S-1 Registration Statement (No. 333-89137) declared effective by the SEC on October 28, 1999.

(18) Incorporated by reference from our From S-1 Registration Statement (No. 333-92059) declared effective by the SEC on January 28, 2000.

(19) Incorporated by reference from our Current Report on Form 8-K, dated February 22, 2000 and filed with the SEC on February 23, 2000.

* Certain information withheld and filed separately with the SEC pursuant to a request for confidential treatment.

**    These exhibits relate to executive compensation plans and arrangements.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of 1999 by the Company.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BPI PACKAGING TECHNOLOGIES, INC.


Date:  March 30, 2000

                                 By:  /s/ James F. Koehlinger
                                      -----------------------
                                      James F. Koehlinger, Acting Chief
                                      Operating Officer, Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                   Title                                      Date
---------                   -----                                      ----


/s/ Ivan J. Hughes          Chairman of the Board                 March 30, 2000
------------------


/s/ James F. Koehlinger     Acting Chief Operating Officer,       March 30, 2000
-----------------------     Chief Financial Officer, Principal
                            Accounting Officer and Treasurer


/s/ Richard H. Nurse        Vice President of Technology          March 30, 2000
--------------------


/s/ Peter W. Blackett       Senior Vice President of Sales        March 30, 2000
---------------------


/s/ David N. Laux           Director                              March 30, 2000
-----------------


/s/ Gary R. Edidin          Director                              March 30, 2000
------------------


/s/ Allen S. Gerrard        Director                              March 30, 2000
--------------------


/s/ Bruce M. Fleisher       Director                              March 30, 2000
---------------------


/s/ Theodore L. Koenig      Director                              March 30, 2000
----------------------

                        BPI PACKAGING TECHNOLOGIES, INC.

                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Accountants -- Livingston & Haynes, P.C.               F-1

Report of Former Independent Accountants - PricewaterhouseCoopers LLP        F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998                 F-3

Consolidated Statements of Operations for the years ended December 31,
1999, December 31, 1998 and the 10-month period ended December 31, 1997      F-5

Consolidated Statements of Stockholders' Equity for the years ended December
31, 1999, December 31, 1998 and the 10-month period ended December 31, 1997  F-6

Consolidated Statements of Cash Flows for the years ended December 31, 1999,
December 31, 1998 and the 10-month period ended December 31, 1997            F-8

Notes to Consolidated Financial Statements                                  F-10

          REPORT OF INDEPENDENT ACCOUNTANTS - LIVINGSTON & HAYNES, P.C.

                                 March 14, 2000


To the Board of Directors and Stockholders of BPI Packaging Technologies, Inc.

      We have audited the accompanying consolidated balance sheets of BPI Packaging Technologies, Inc., (the "Company") and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, cash flows and Schedule II, Valuation and Qualifying Accounts for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The 1997 financial statements were audited by other auditors whose report dated May 22, 1998, on those statements, included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 1999 and 1998 and the results of their operations, their changes in stockholders' equity and cash flows for the years then ended are in conformity with generally accepted accounting principles.


/s/ Livingston & Haynes, P.C.

Livingston & Haynes, P.C.
Wellesley, Massachusetts

      REPORT OF FORMER INDEPENDENT ACCOUNTANTS - PRICEWATERHOUSECOOPERS LLP

                                  May 22, 1998

To the Board of Directors and
Stockholders of BPI Packaging Technologies, Inc.

      In our opinion, the consolidated statements of operations, changes in stockholders' equity and cash flows for the ten month period ended December 31, 1997 (appearing on pages F5 through F9) present fairly, in all material respects, the results of operations and cash flows of BPI Packaging Technologies, Inc., and its subsidiaries for the ten month period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule on page S-3 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free to material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimated made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of BPI Packaging Technologies, Inc., for any period subsequent to December 31, 1997.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has net working capital and operating cash flow deficiencies. In addition, the Company is in default on its capital lease obligations and its note payable. All of these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these maters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts

                        BPI Packaging Technologies, Inc.

                           Consolidated Balance Sheet

                                     Assets

                                           December 31, 1999   December 31, 1998
                                           -----------------   -----------------
Current assets:
   Cash                                       $    48,041        $    73,116
   Accounts receivable, net                     2,515,892            882,389
   Inventories, net                             2,697,056            717,413
   Prepaid expenses                                30,138             51,420
                                              -----------        -----------
   Total current assets                         5,291,127          1,724,338
                                              -----------        -----------

Property and equipment, net                    16,515,668         15,625,008
                                              -----------        -----------

Deposits - leases and equipment purchases         133,425            149,851
Loans to officers, net                              6,807              6,072
Other assets                                    1,305,858            246,696
                                              -----------        -----------
                                                1,446,090            402,619
                                              -----------        -----------

                                              $23,252,885        $17,751,965
                                              ===========        ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BPI Packaging Technologies, Inc.

                           Consolidated Balance Sheet

                      Liabilities and Stockholders' Equity

                                                     December 31, 1999      December 31, 1998
                                                     -----------------      -----------------

Current liabilities
   Note payable                                         $  3,299,259           $    814,311
   Trade notes payable                                            --                584,433
   Capital lease obligations due within one year                  --              3,800,286
   Accounts payable                                        3,285,453              6,597,223
   Accrued expenses                                        1,943,034              2,676,239
   Note payable to related party                           1,873,585                     --
                                                        ------------           ------------
      Total current liabilities                           10,401,331             14,472,492
                                                        ------------           ------------

Long-term liabilities
   Capitalized lease obligations                           6,902,000                     --
   Subordinated debt                                       2,720,000                     --
   Accounts payable long term                                773,000                     --
                                                        ------------           ------------
      Total long-term liabilities                         10,395,000                     --

Stockholders' Equity
Series B convertible preferred stock, $0.01 par value      1,466,954              1,466,954
Series A convertible preferred stock, $0.01 par value        673,936                674,032
   Series C preferred stock, $0.01 par value                     100                     --
   Common stock, $0.01 par value; shares
   authorized -- 150,000,000 at December
   31, 1999 and 60,000,000 at December
   31, 1998. Shares issued and outstanding -
   28,068,021 at December 31, 1999 and
   21,495,621 at December 31, 1998                           280,682                214,956
   Subscribed Stock                                           37,480                     --
   Capital in excess of par value                         45,589,623             44,912,833
   Accumulated deficit                                   (45,592,221)           (43,989,302)
                                                        ------------           ------------
                                                           2,456,554              3,279,473
                                                        ------------           ------------

                                                        $ 23,252,885           $ 17,751,965
                                                        ============           ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BPI Packaging Technologies, Inc.

                      Consolidated Statement of Operations

                                                                               10 Month
                                               Fiscal Year     Fiscal Year       period
                                                  Ended           Ended          Ended
                                              December 31,    December 31,    December 31,
                                              -------------   -------------   ------------
                                                  1999            1998            1997
                                                  ----            ----            ----

Net sales                                     $ 18,525,970    $ 10,382,819    $ 13,951,725
Cost of goods sold                              16,159,384       8,826,905      17,311,037
                                              ------------    ------------    ------------
   Gross profit (loss)                           2,366,586       1,555,914      (3,359,312)

Operating expenses:
   Selling, general and administrative           3,952,806       4,301,842       6,137,985
   Bad debt expense                                     --              --         319,736
                                              ------------    ------------    ------------

Loss from operations                            (1,586,220)     (2,745,928)     (9,817,033)

Other (expense) income:
   Allowance for officer loan                           --         (68,039)       (586,978)
   Interest  / other expense                    (1,872,856)       (471,166)       (984,064)
   Interest / other income                              --          45,920          49,206
                                              ------------    ------------    ------------

Net loss before extraordinary income          ($ 3,459,076)   ($ 3,239,213)   ($11,338,869)

Extraordinary income - gain on debt
restructuring                                    1,856,157              --              --
                                              ------------    ------------    ------------

Net loss after extraordinary income           $ (1,602,919)   $ (3,239,213)   $(11,338,869)
                                              ============    ============    ============

Loss per share before extraordinary income:
Basic and diluted net loss per share                ($0.15)         ($0.16)         ($0.73)
Shares used in computing basic and
diluted net loss per share                      23,242,165      20,849,356      15,579,747

Loss per share after extraordinary
income:                                             ($0.07)         ($0.16)         ($0.73)
Basic and diluted net loss per share
Shares used in computing basic and
diluted net loss per share                      23,242,165      20,849,356      15,579,747

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        BPI Packaging Technologies, Inc.

            Consolidated Statement of Changes in Stockholders' Equity

For the Year Ended December 31, 1999, December 31, 1998 and for the 10 Month Period Ended December 31, 1997

                                                 Series A Convertible  Series B Convertible
                               Common Stock         Preferred Stock       Preferred Stock
                               ------------         ---------------       ---------------
                                                                                              Capital in
                                                                                              Excess of   Accumulated
                            Shares      Amount    Shares     Amount      Shares    Amount     Par Value     Deficit        Total
                            ------      ------    ------     ------      ------    ------     ---------     -------        -----
Balance at February 28,
1997                      14,074,428  140,745   347,146    1,213,584   146,695   1,466,954   38,134,612   (29,411,220)  11,544,675

   Conversion of Series
   A convertible
   preferred stock to
   common stock           21,663      217       (21,663)   (86,652)                          86,435                      --

   Issuance of common
   stock based on RC
   America FY 97 results  5,280       52                                                     8,527                      8,579

   Sale of common stock
   pursuant to
   Regulation S and
   Regulation D private
   placement offerings,
   net of issuance costs  4,991,125   49,911                                                 4,354,080                  4,403,991
   Issuance of common
   stock in exchange
   for commission on
   private placement
   offerings              387,500     3,875                                                  383,626                    387,501

   Issuance of common
   stock in exchange
   for consulting
   services               33,500      335                                                    33,165                     33,500

   Warrants granted to
   consultants                                                                               76,158                     76,158

   Net loss for the 10
   month period ended
   December 31, 1997                                                                                      (11,338,869)  (11,338,869)

Balance at December 31,
1997                      19,513,496  195,135   325,483    1,126,932   146,695   1,466,954   43,076,603   (40,750,089)  5,115,535

   Sale of Stock
   pursuant to
   Regulation D private
   offerings, net of
   issuance costs         1,868,900   18,689                                                 1,264,262                  1,282,951

   Warrants granted for
   lease extension                                                                           120,200                    120,200

   Conversion of Series
   A Convertible
   Preferred              113,225     1,132     (113,225)  (452,900)                         451,768                        --

   Net loss for the
   year ended December
   31, 1998                                                                                               (3,239,213)   (3,239,213)

Balance at December 31,
1998                      21,495,621  214,956   212,258    674,032     146,695   1,466,954   44,912,833   (43,989,302)  3,279,473

                                                   Series A Convertible     Series B Convertible             Series C
                               Common Stock           Preferred Stock          Preferred Stock           Preferred Stock
                               ------------           ---------------          ---------------           ---------------


                            Shares      Amount      Shares      Amount       Shares      Amount        Shares     Amount
                            ------      ------      ------      ------       ------      ------        ------     ------

Balance at December 31,
1998                      21,495,621  214,956     212,258     674,032      146,695     1,466,954

   Subscribed Stock

   Net loss for the year
   ended December 31,
   1999

   Ascribed value of
   Series C Preferred
   Stock under
   refinancing of
   1/27/99

   Issuance of Stock
   during financial
   restructuring                                                                                    1,629,930     100

   Conversion of Series A
   Convertible
   Preferred
   Stock to Common
   Stock                  9,600       96          (9,600)     (96)

   Warrants exercised
   Subscribed Stock       6,563,000   65,630

Balance at December 31,
1999                      28,068,221  $280,682    202,658     $673,936     146,695     $1,466,954   1,629,930     $100
==========================================================================================================================


                                    Subscribed Stock

                                                         Capital in
                                                          Excess of   Accumulated
                                   Shares      Amount     Par Value     Deficit       Total
                                   ------      ------     ---------     -------       -----

Balance at December 31,
1998                                                     44,912,833   (43,989,302)  $3,279,473

   Subscribed Stock              7,500,000    300,000                               300,000

   Net loss for the year
   ended December 31,
   1999                                                               (1,602,919)   (1,602,919)

   Ascribed value of
   Series C Preferred
   Stock under
   refinancing of
   1/27/99                                               480,000                    480,000

   Issuance of Stock
   during financial
   restructuring                                         (100)                      0

   Conversion of Series A
   Convertible
   Preferred
   Stock to Common
   Stock                                                                            0

   Warrants exercised
   Subscribed Stock              (6,563,000)  (262,520)  196,890                    0

Balance at December 31,
1999                             937,000      $37,480    $45,589,623  ($45,592,221) $2,456,554
===============================================================================================

                 The accompanying notes are an integral part of
                       consolidated financial statements.

                        BPI Packaging Technologies, Inc.

                      Consolidated Statement of Cash Flows

                                                                                                            10 Month period
                                                             Fiscal Year Ended      Fiscal Year Ended            ended
                                                             December 31, 1999      December 31, 1998      December 31, 1997
                                                             -----------------      -----------------      -----------------

Cash flows from operating activities:
     Net loss                                                   ($ 1,602,919)          ($ 3,239,213)          ($11,338,869)
                                                                ------------           ------------           ------------

Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities:
     Depreciation and amortization                                 2,891,673              2,538,880              2,186,621
     Gain on restructuring of accounts payable                    (1,856,157)                    --                     --
     Inventory reserve                                                    --               (290,000)              (925,000)
     Allowance for lease losses                                           --                     --              1,643,377
     Allowance for officer loan                                           --                     --                586,978
     Warrants and common stock granted to consultants                     --                     --                109,658
     Allowance for uncollectible trade receivables                        --                     --                175,000

Changes in assets and liabilities:
     (Increase) in accounts receivable - trade                    (1,633,503)              (161,150)             1,197,521
     (Increase) decrease in inventories                           (1,979,643)               630,453              4,401,587
     (Increase) decrease in prepaid expenses and other
     current assets                                                   21,282                  1,528                217,538
     Decrease in other assets, net                                        --                456,508                840,896
     Increase (decrease) in accounts payable                      (1,267,046)              (117,647)               209,020
     Increase (decrease) in other accrued expenses                   840,723               (291,109)               364,134
                                                                ------------           ------------           ------------
         Total adjustments                                        (2,982,671)             2,767,463             11,007,330
                                                                ------------           ------------           ------------
         Net cash provided by (used in) operating
         activities                                               (4,585,590)              (471,750)              (331,539)
                                                                ------------           ------------           ------------

Cash flows from investing activities:
     Additions to property and equipment                          (1,877,840)                  (325)              (212,144)
     Deposits related to equipment financing                          16,426                 (8,567)               (12,823)
     Additions to property and equipment debt
     refinancing                                                  (1,678,973)                    --                     --
     Advances to officers                                               (735)                  (656)              (112,597)
                                                                ------------           ------------           ------------
         Net cash provided by (used in) investing
         activities                                               (3,541,122)                (9,548)              (337,564)
                                                                ------------           ------------           ------------

Cash flows from financing activities:
     Net increase (payments) under note payable-bank               2,484,948               (348,038)            (2,571,128)
     Capitalized financing costs                                  (1,284,682)                    --                     --
     Principal payments on capital lease obligations                      --               (625,919)            (1,492,754)
     Refinance of capital and operating leases                    (5,443,763)                    --                     --
     Note payable to related party                                 1,943,034                     --                     --
     Refinanced capital lease obligation                           6,902,000                     --                     --
     Subordinated debt addition                                    3,200,000                     --                     --
     Net proceeds from sales of stock and exercise of
     warrants                                                        300,100              1,403,151              4,800,071
                                                                ------------           ------------           ------------
         Net cash provided by (used in) financing
         activities                                                8,101,637                429,194                736,189
                                                                ------------           ------------           ------------

                                                                                                            10 Month period
                                                             Fiscal Year Ended      Fiscal Year Ended            ended
                                                             December 31, 1999      December 31, 1998      December 31, 1997
                                                             -----------------      -----------------      -----------------


Net  increase in cash                                                (25,075)               (52,104)                67,086
Cash at beginning of period                                           73,116                125,220                 58,134
                                                                ------------           ------------           ------------
Cash at end of period                                           $     48,041           $     73,116           $    125,220
                                                                ------------           ------------           ------------

Cash paid for interest                                          $    304,288           $    471,166           $    900,855
                                                                ============           ============           ============

Non-cash investing and financing activities:

      During the 10 month period ended December 31, 1997, two trade payables, totaling $584,433, were converted into trade notes payable (Note 8).


                   The accompanying notes are an integral part of these consolidated financial statements

                        BPI PACKAGING TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

Note 1: Organization and Significant Accounting Policies

Organization

      BPI Packaging Technologies, Inc. (the "Company") converts commercially available high molecular weight, high density polyethylene ("HMWHDPE") resins into thin film, which is either sold directly into industrial or packaging applications or converted in-house into carryout bags of "T-shirt sack" design for supermarkets, convenience stores and other retail markets. The Company utilizes advanced, high quality extrusion, printing and bag making equipment, which was installed between 1990 and 1999. The Company operated two wholly-owned subsidiaries: (i) RC America, Inc., which purchased surplus inventory from manufacturers of consumer products and marketed and sold the products to mass merchandise retailers and other retail chains; and (ii) Market Media Corporation, which sold and marketed in store advertising and promotion programs and anti-smoking advertising programs in public schools. Operations of these two subsidiaries ceased during the year ended December 31, 1998.

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

Advertising Costs

      Advertising and trade show costs are expensed as incurred. Total advertising expenses were $75,090, $42,127, and $113,478 for the year ended December 31, 1999, December 31, 1998 and the 10 month period ended December 31, 1997.

Basis of Consolidation

      The consolidated financial statements include the results of the Company's two wholly-owned subsidiaries, RC America, Inc., and Market Media Corporation. Operations of these two subsidiaries ceased during the year ended December 31, 1998. All inter-company activity has been eliminated in consolidation. The Company operates in one reportable segment under SFAS No. 131. The activities of RC America, Inc. and Market Media Corporation were not significant to the overall operations of the Company. Therefore, RC America, Inc. and Market Media Corporation are not presented as discontinued operations.

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

      For each of the periods presented the Company has recorded a net loss. Therefore, basic and diluted earnings per share are the same due to the antidilutive effect of potential common shares outstanding. Antidilutive potential common shares excluded from the years ended December 31, 1999,

1998 and the 10 month period ended December 31, 1997 computation include 383,687, 649,557, and 783,117 common shares, respectively, issuable upon the exercise of stock options. Antidilutive potential common shares excluded from the years ended December 31, 1999, December 31, 1998 and the 10 month period ended December 31, 1997 computation also included 354,093, 358,953, and 472,178 common shares issuable upon the conversion of redeemable convertible preferred stock. Antidilutive potential common shares excluded from the 10 month period ended December 31, 1997 computation included 109,323 issuable upon the exercise of warrants. Antidilutive potential common shares excluded from the years ended December 31, 1999, 1998 and the 10 month period ended December 31, 1997 computation included 99,931,632, 120,200 and 109,422 common shares, respectively, issuable upon the exercise of warrants.

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

Accounting for Stock-Based Compensation

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows an entity to account for employee stock compensation under a fair value based method or SFAS 123 also allows an entity to continue to measure costs for employee stock based compensation plans using the intrinsic value-based method of accounting under APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), supplemented by the appropriate note disclosure. The Company continues to account for employee stock-based compensation under APB 25 and has made the pro forma disclosures required under SFAS 123 (Note 19).

Reclassifications

      Certain balances in the prior year financial statements have been reclassified to conform to the current period presentation.

Note 2:  Going Concern and Management's Plan

      On January 27, 1999, the Company entered into a Securities Purchase Agreement (the "Agreement") with DGJ, L.L.C., a Delaware limited liability company ("DGJ") (the "January 1999 Financing"), under which the Company issued and sold to DGJ:

1.    a Promissory Note in the aggregate principal amount of $3,200,000 (the
      "Note");

2. a Common Stock Purchase Warrant for the purchase of up to 80,000,000 shares of the Company's common stock (the "Common Stock"), at an exercise price of $0.04 per share, exercisable until January 27, 2009; and

3.    1,629,930 shares of Series C Preferred Stock of the Company for $100.

      In connection with the January 1999 Financing, DGJ required certain members of the Company's management, C. Jill Beresford, James F. Koehlinger, Hanspeter Schulz, Richard H. Nurse and Ivan J. Hughes, to invest $300,000, in the aggregate, in the Company's warrants. As of March 20, 2000, 6,563,000 of the 7,500,000 issued warrant shares were converted into Common Stock.

      As part of the January 1999 Financing, the Company entered into a factoring agreement with Franklin Capital Corporation ("Franklin"), an entity affiliated with Gary Edidin, one of the Company's Directors and a member of DGJ, whereby the Company, with full recourse, assigned and sold to Franklin its entire interests in all of its present and future accounts and similar rights and instruments arising from its sales of goods, then existing or created thereafter. The Company paid Franklin a factoring fee in an amount equal to 2% of the gross amount of such receivables, however, the minimum commission for any receivable was $5.00.

      Under this factoring agreement, Franklin was able to advance to the Company up to 85% of the purchase price of the Company's receivables as they were created, subject to a maximum advance at any time outstanding of $2,000,000. Interest was charged for the number of days that advances of the purchase price of the receivables were made to the Company prior to the date they were paid and the number of days that the advances from Franklin's account remain outstanding at the prime rate plus 2% per annum, except that interest was in no event less than 8% per annum. The Company retired this factoring agreement on August 19, 1999 when the Company entered into the relationship with LaSalle Business Credit, Inc. ("LaSalle") and DGJ, as described below.

      The Company also issued a demand revolving note to Franklin in the principal sum of $1,000,000 at an interest rate of 5% above the prime rate, however, the interest charged could not be less than a minimum annual fixed rate of 12 3/4%. This note was secured by a security agreement between the Company and Franklin, which granted Franklin a continuing security interest in the Company's present and future accounts, inventory, equipment and other property. Pursuant to the terms of this agreement, the amount eligible to be advanced to the Company under this revolving note was limited to the lesser of $1,000,000 or the sum of 50% of eligible inventory and 50% of eligible raw materials. The Company retired its obligations under this note on August 19, 1999.

      The Company also refinanced its equipment, capital and operating leases in January 1999 when it entered into an equipment lease with DGJ. The new lease carries no debt reduction obligation and is treated as long-term debt. The combined monthly payments under the retired leases were reduced from approximately $305,000 per month to $102,000 per month under the new equipment lease with DGJ. The term of the lease is ten years and its monthly payment of $102,000 represents interest only.

      The Company is in default on the equipment lease with DGJ as it failed to make lease payments of $102,000 per month for the months of September 1999 through March 2000, or $714,000 in total. As this has caused an event of default, as defined in the equipment lease, DGJ is entitled to various rights and remedies under the equipment lease and the Agreement including, but not limited to, the right to have any and all remaining sums under the lease become immediately due and payable and the right to repossess the leased equipment. As of March 20, 2000, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the equipment lease default is to be cured.

      Also in January 1999, the Company entered into agreements with most of its unsecured creditors that provided for a discounted payment in February 1999 or permitted the Company to pay the entire balance without interest over a three-year period.

      On August 19, 1999, the Company entered into a series of transactions with LaSalle and DGJ to refinance the indebtedness incurred as part of the January 1999 Financing. The Company's loan agreement with LaSalle provides the Company with a $4,000,000 revolving line of credit. This credit facility is secured by a first priority security interest in its accounts receivable, inventory and certain other assets. DGJ is the lessor of substantially all the equipment that the Company uses, under a capital lease, and holds a first priority security interest in its equipment. LaSalle received a second priority security interest in the Company's equipment. Certain of the proceeds of this credit facility were used to retire existing indebtedness the Company owed to Franklin, including the factoring agreement and revolving note described above, while the remaining proceeds were used to retire some of the Company's other indebtedness and for working capital purposes. This credit facility bears interest at a fluctuating rate equal to 1.5% per annum above the prime rate of LaSalle in effect from time to time and matures in three years. As of March 20, 2000, the balance outstanding under this agreement is $2,974,515.

      In addition, the Company and DGJ amended and restated the Note since the Company was unable to fulfill the financial obligations under the terms of the loan and lease documents with DGJ. To cure the defaults, the Company restated the Note to include, in addition to the original principal and interest accrued thereunder at 6%, all amounts outstanding under: (i) an equipment loan made by DGJ to the Company as of March 1, 1999 in the original principal amount of $218,665; (ii) a series of advances made to the Company by Franklin during the second quarter of 1999 (which totaled approximately $900,000, and were reduced to approximately $660,000 after application of proceeds of the credit facility), rights to repayment of which were subsequently assigned by Franklin to the Company; (iii) delinquent payments under the DGJ lease of approximately $570,000; and (iv) interest on the foregoing. The resulting balance of $4,773,585 was restated as the principal amount of a new amended promissory note. The amended promissory note is in the original principal amount of $4,773,585 and is payable as follows: $3,200,000 of principal is due and payable on February 1, 2004, or earlier by acceleration, as described in the Agreement, or otherwise, and $1,573,585 is due and payable pursuant to the terms of an intercreditor agreement between DGJ and LaSalle. The amended promissory note bears interest at a rate of 10% per annum, and is secured by all Company assets, subordinated to LaSalle except as to equipment.

      The Company failed to make interest payments to DGJ totaling approximately $296,000 during the period of September 1999 through March 2000. As this has caused an event of default, as defined in the amended promissory note, DGJ is entitled to various rights and remedies under the amended promissory note and the Agreement including, but not limited to, the right to declare all or any part of the unpaid principal amount of the amended promissory note outstanding to be due and payable. As of March 20, 2000, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the amended promissory note default is to be cured.

      During the period of September 1, 1999 through March 30, 2000, DGJ made additional advances to the Company totaling $1,300,000. These loans bear interest at the rate of 10% per annum with interest payable monthly and the principal is due and payable on the same date as the maturity date of the amended promissory note discussed above.

      At the Company's annual meeting of stockholders on August 24, 1999, its stockholders approved the increase in its authorized number of shares of Common Stock from 60,000,000 to 150,000,000 shares. The Company utilized some of these newly authorized shares to complete a rights offering of 15,000,000 shares of its Common Stock in March 2000 resulting in the Company receiving $600,000 of gross proceeds for working capital and other corporate-related purposes.

Note 3: Accounts Receivable-Trade

      Accounts receivable-trade consist of the following:

                                        December 31, 1999      December 31, 1998
                                        -----------------      -----------------

      Accounts receivable-trade              $2,646,344            $1,066,841
      Allowance for doubtful accounts           (55,452)             (109,452)
      Allowance for credits                     (75,000)              (75,000)
                                             -----------            ---------
                                             $2,515,892             $ 882,389
                                             ==========             =========

Note 4: Inventories

      Inventories, net of valuation reserves, consist of the following:

                                        December 31, 1999      December 31, 1998
                                        -----------------      -----------------

      Raw material                           $1,133,963            $296,427
      Finished goods                          1,563,093             420,986
                                             $2,697,056            $717,413
                                             ==========            ========

      Raw material includes virgin high density, high molecular weight polyethylene ("HDHMWPE") resin, re-processed HDHMWPE material, color inks and additives, and post-industrial scrap generated during the manufacturing process.

Note 5: Property and Equipment, Net

      Property and equipment consist of the following:

                                         December 31, 1999     December 31, 1998
                                         -----------------     -----------------

      Machinery and equipment                $ 29,824,830       $ 25,151,864
      Leasehold improvements                    2,408,640          3,611,407
      Office furniture and fixtures               357,895            303,731
      Motor vehicles                               52,350             19,900
                                             ------------       ------------
                                               32,643,715         29,086,902
      Less accumulated depreciation and
           Amortization                       (16,128,047)       (13,461,894)
                                             ------------       ------------
                                             $ 16,515,668       $ 15,625,008
                                             ============       ============

      Assets recorded under capital leases and included in property and equipment were as follows:

                                         December 31, 1999     December 31, 1998
                                         -----------------     -----------------

      Machinery and equipment                $    -----           $13,041,270
      Less accumulated amortization               -----            (5,478,653)
                                                                   ----------
                                             $    -----           $ 7,562,617
                                                                  ===========

      Assets secured by first security interest were as follows:

                                         December 31, 1999     December 31, 1998
                                         -----------------     -----------------

      Machinery and equipment               $ 32,643,715          $13,041,270
      Less accumulated amortization          (16,128,047)          (5,478,653)
                                            ------------          -----------
                                            $ 16,515,668          $ 7,562,617
                                            ============          ===========

      Depreciation and amortization expense relating to fixed assets was $2,891,673, $2,538,880 and $2,186,621 for the years ended December 31, 1999,
1998 and for the 10 month period ended December 31, 1997, respectively, of which $0, $1,422,682 and $1,185,568, related to amortization of equipment held under capital leases, respectively.

Note 6: Other Assets

      Other assets are comprised of the following:

                                         December 31, 1999     December 31, 1998
                                         -----------------     -----------------

      Public financing costs, net of
      accumulated amortization               $1,289,515             $     --
      Other assets                               16,343              246,696
                                             ----------             --------
                                             $1,305,858             $246,696
                                             ==========             ========

Note 7:  Accrued Expenses

      Accrued expenses consist of the following:

                                         December 31, 1999     December 31, 1998
                                         -----------------     -----------------

      Accrued trade payables                  $1,234,158          $       --
      Employee compensation and benefits         139,433              50,750

      Accrued lease expense                           --           1,643,377
      State taxes and penalties                  246,873             299,096
      Professional fees                           43,000              47,000
      Other                                      279,570             636,016
                                              ----------          ----------
                                              $1,943,034          $2,676,239
                                              ==========          ==========

Note 8:  Trade Notes Payable

      The Company converted two trade payables into unsecured trade notes payable which matured on March 15, 1998 and April 17, 1998 and bear fixed interest rates of 10% and 8.5%. As of December 31,

1998, the Company was in default on both of the above trade notes payable. These notes payable were satisfied in connection with the financial restructuring, which occurred in January 1999 (Note 2).

Note 9:  Note Payable

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

      On August 19, 1999, the Company entered into a credit line agreement with a bank that provides the Company with $4,000,000 of financing secured by the Company's accounts receivables, inventory and other certain assets. The loan facility bears interest at a rate of 1.5% above the bank's prime rate. At December 31, 1999, the balance outstanding under this agreement was $3,299,259 (Note 2).

Note 10: Note Payable--Related Party

      On January 27, 1999 the Company issued a promissory note in the aggregate principal amount of $3,200,000 to DGJ, L.L.C. ("DGJ") (Note 2). The Note matures on February 1, 2004, had an interest rate of 6% per annum payable monthly in arrears and is secured by all assets of the Company. As part of the new financing agreement obtained with a bank on August 19, 1999, the Company entered into an amended loan agreement with DGJ (the "Amended Note"), which restates the Note and includes $1,573,585, representing subsequent advances made to the Company, an equipment loan made in March 1999 and past due interest on obligations of the Company to DGJ. The Amended Note bears interest at 10% per annum. The addition to the Note is payable on demand. An intercreditor agreement with the bank providing credit line financing as of August 19, 1999, provides certain terms that must be met by the Company before DGJ can collect on its obligations. The Company failed to make interest payments to DGJ totaling $1,296,000 during the period of September 1999 through March 2000. As this has caused an Event of Default, as defined in the Amended Note, DGJ is entitled to various rights and remedies under the Amended Note and the Agreement, including, but not limited to, the right to declare all or any part of the unpaid principal amount of the Amended Note outstanding to be due and payable. As of March 30, 2000, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the Amended Note default is to be cured. DGJ made additional advances to the Company totaling $1,300,000 covering the period of September 1, 1999 through March 31, 2000.

Note 11: Capital Lease Obligations

      The Company's capital lease obligations consist of the following:

                                         December 31, 1999     December 31, 1998
                                         -----------------     -----------------

      Total minimum lease payments           $19,142,000         $ 4,307,824
      Less amount representing interest       12,240,000             507,538
                                             -----------         -----------

      Obligations under capital leases         6,902,000           3,800,286
      Less amounts due within one year                --           3,800,286
                                             -----------         -----------

      Long-term portion                      $ 6,902,000         $        --
                                             ===========         ===========

      As all capital leases were in default as of December 31, 1998 and 1997, all future payments have been classified as current. In January 1999, these capital lease obligations were satisfied in connection with the financial restructuring (Note 2).

      The capital lease with DGJ was in default as of December 31, 1999. DGJ is entitled to various rights and remedies as a result of the default. As of March 20, 2000, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussions with management to determine how the lease default is to be cured.

Note 12:  Stockholders' Equity

      As of December 31, 1999 the Company had 28,068,221 shares of common stock outstanding. From March 1, 1997 to December 31, 1997, a total of 4,991,125 shares were issued in a private placement with net proceeds of $4,403,991. An additional 387,500 shares were issued relating to the private placements from March 1, 1997 to December 31, 1997. During the year ended December 31, 1998, a total of 1,868,900 shares were issued in a private placement with net proceeds of $1,282,951.

      The Board of Directors has designated three classes of preferred stock included within stockholders' equity as follows:

      Series A, 8.5% Non-Cumulative, Redeemable, Convertible Preferred Stock ("Series A Preferred Stock"), convertible at the holder's option into one share of common stock of the Company at any time prior to redemption. At the Company's option, the stock is redeemable at $4.00 per share after not less than 30, nor more than 60 days written notice provided the closing bid price of the Company's common stock averages in excess of $9.00 per share for 30 consecutive trading days ending within five days of the notice of redemption. The Series A Preferred Stock votes with the common stock as a single class. At December 31, 1999, December 31, 1998 and the 10 month period ended December 31, 1997, there were 202,658, 212,258 and 325,483 shares issued and outstanding, respectively.

      Series B, 6% Non-Cumulative, Non-Voting Convertible Preferred Stock ("Series B Preferred Stock"), redeemable and convertible at any time at $10 per share. Such stock retains a liquidation preference over the Series A Preferred Stock at a rate of $10 per share plus any declared but unpaid dividends. At December 31, 1999, December 31, 1998 and the 10 month period ended December 31, 1997, there were 146,695 shares of Series B Preferred Stock issued and outstanding.

      Series C, 6% Non-Cumulative, Non-Voting Convertible Preferred Stock ("Series C Preferred Stock"), redeemable but not convertible into shares of common stock and has no preferences upon liquidation, dissolution, winding up, or insolvency. The holders of the Series C Preferred Stock have no voting rights; provided however, upon an event of default, as defined in the Securities Purchase Agreement, holders of the Series C Preferred Stock will be entitled to vote with the holders of common stock as a single class on each matter submitted to a vote of our stockholders, with each share of the Series C Preferred Stock having 30 votes.

      The Company has reserved 3,472,536 shares of common stock for issuance upon exercise of outstanding warrants and employee stock options granted or available for grant (Note 19), upon the conversion of preferred stock and in connection with the agreement with RC America, Inc. For the years ended December 31, 1999, 1998 and the 10 month period ended December 31, 1997, no shares of common stock were issued.

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

Note 13: Warrants to Purchase Securities of the Company

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

      As of December 31, 1997, all Class A and Class B warrants issued to the public stockholders and the underwriters were exercised or expired.

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

Settlement expense in the amount of $240,400 was recorded for the 10 month period ended December 31, 1997.

      All warrants issued in 1998 have been issued at the current market price at date of issuance.

      On January 27, 1999, the Company issued 80,000,000 warrants to DGJ, LLC convertible into shares of Common Stock, with a conversion price of $0.04 per share of Common Stock. The warrants are exercisable until January 27, 2009.

      In connection with the January 1999 Financing, DGJ required certain members of the Company's management, C. Jill Beresford, James F. Koehlinger, Hanspeter Schulz, Richard H. Nurse and Ivan J. Hughes, to invest $300,000, in the aggregate, in the Company's warrants. As of March 24, 2000, 6,563,000 of the 7,500,000 warrant shares were converted into Common Stock.

      In March 2000, the Company completed a rights offering for 15,000,000 shares of its Common Stock to its stockholders of record as of the close of business on December 2, 1999. The Common Stock underlying the rights were registered under the Securities Act of 1933, as amended, on January 28, 2000. The Company will use the $600,000 of gross proceeds for working capital and other corporate-related purposes. The purpose of the rights offering was to give the Company's non-affiliated stockholders an opportunity to make an additional investment in the Company at the same price per share ($.04) as given to DGJ as part of the January 1999 Financing.

Note 14: Income Taxes

      Due to the taxable loss incurred and the availability of net operating losses, there was no tax provision or benefit recorded for the year ended December 31, 1999. Accordingly, the effective tax rate is zero percent as compared to the Federal statutory rate of 34% because the Company has placed a full valuation allowance on its net deferred tax assets. Cumulative temporary differences under SFAS No. 109 are as follows:

                                          December 31, 1999    December 31, 1998
                                          -----------------    -----------------

Deferred tax assets:
    Allowance for uncollectible accounts      $    292,295       $    310,655
    Net operating loss carryforward             13,804,388         13,270,876
    Inventory                                       53,522             53,522
    Write-down of fixed assets                   1,114,955          1,114,955
    Write-down of patents                          367,862            367,862
    Allowance for lease losses                     689,606            685,606
    Investment tax credit                          528,200            528,200
    Other items                                    482,291            482,291
                                              ------------       ------------

          Total deferred tax assets           $ 17,333,119       $ 16,813,967
                                              ============       ============

Deferred tax liabilities:
    Excess depreciation                       $    162,376       $    162,376
    Prepaid rent                                        --             99,345
                                              ------------       ------------

Net deferred tax assets                       $ 17,170,743       $ 16,552,246
Deferred tax asset valuation allowance        $(17,170,743)      $(16,552,246)
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

      At December 31, 1999 the Company had available for federal and state income tax purposes unused net operating loss (NOL) carry-forwards of approximately $36,556,000 and $34,956,000, respectively. The federal carry-forwards expire in various amounts beginning in the year 2003, and the state carry-forwards expire in various amounts from 2000 through 2005. The Company has available state investment tax credit carry-forwards of approximately $528,000 expiring in various amounts from 2000 to 2005, and approximately $113,000 in carry-forwards with unlimited expirations.

      A substantial change in the Company's ownership, as defined in Section 382 of the Internal Revenue Code, may significantly limit the future utilization of the federal NOL carry-forwards incurred prior to an ownership change. In Fiscal Years 1994 and 1991, substantial changes in ownership occurred. In addition, the Company has had a number of transactions subsequent to Fiscal Year 1994, which may have further limited the Company's ability to use its federal NOL carry-forwards. The Company's ability to use its federal NOL carry-forwards may be further impacted by transactions in January 1999 and in the rights offering completed in March 2000 (Note 2).

Note 15: Major Customers

      During the year ended December 31, 1999, sales to three customers represented 20%, 19% and 15% of total sales. During the year ended December 31, 1998, sales to two customers represented 20% and 10% of total sales. For the 10 month period ended December 31, 1997, no customer represented more than 10% of total sales.

Note 16: Related Party Transactions

      Loans made to a former officer totaled $586,978 at December 31, 1997 and bears interest at a rate of 9.5%. The loans are due and payable January 1, 2001. The officer had agreed to apply any bonus payments received under the Company's executive bonus plan to reduce the amounts outstanding under the loan. A reserve of $586,978 has been established for this loan as of December 31, 1997.

      During the year ended December 31, 1998, additional payments totaling $68,039 were made to and on behalf of this former officer. An additional reserve of $68,039 has been established for this loan as of December 31, 1999. This officer is in default of a note payable of $36,000, which represents a portion of these above advances.

      Loans made to another officer totaled $6,807, $6,072 and $5,416 at December 31, 1999, December 31, 1998 and 1997, respectively, and bear interest at a rate of 9.5%.

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

      Ivan J. Hughes, Chairman of the Board of Directors of the Company is the President of the Plastics Division and a Director and a member of the Executive Compensation Committee of Duro Bag Manufacturing Company ("Duro"). For the year ended December 31, 1999, Duro accounted for approximately 20% of the Company's sales. There were no sales to Duro for the year ended December 31, 1998 and the 10 month period ended December 31, 1997.

Note 17:  Employment Agreements

      On January 27, 1999 and March 22, 1999, the Company entered into employment agreements with certain officers. Among other provisions, these agreements provide for a minimum base compensation of $650,000 in the aggregate plus incentive compensation based on pre-tax profits and for severance payments. These agreements expire on various dates from June 30, 2000 through March 2002.

Note 18:  Operating Leases and Commitments

      The Company's lease agreement for its North Dighton facility was renegotiated effective January 1, 1996 and runs for a period of 12 years. During the year ended December 31, 1999, the Company entered into a lease agreement for additional warehouse space through December 31, 2000.

      The future minimum rental commitments under non-cancelable operating leases as of December 31, 1998 are as follows:
                                                    Operating
                  Fiscal Year                        Leases
                  -----------                        ------

                    2000                            365,060
                    2001                            315,060
                    2002                            315,060
                    2003                            315,060
                    2004                            315,060
                    Thereafter                      945,180
                                                 ----------
                                                 $2,570,480
                                                 ==========

      Expense under operating leases was $495,817, $937,340, and $1,410,000 for the years ended December 31, 1999, 1998 and the 10 month period ended December 31, 1997, respectively. All operating leases and real-estate leases were in default as of December 31, 1997. In January 1999, the Company reached agreement with all lessors as part of its financial restructuring. (Note 2).

Note 19: Stock Option Plans

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

      There was no activity under the 1996 Stock Option Plan during the years ended December 31, 1999, 1998 and the 10 month period ended December 31, 1997. Transactions under the 1990 and 1993 Stock Option Plans during the years ended December 31, 1999, 1998 and the 10 month period ended December 31, 1997 are summarized as follows:

                                                     Fiscal Year Ended              Fiscal Year Ended
                                                     December 31, 1999              December 31, 1998
                                                     -----------------              -----------------

                                                     Weighted Average               Weighted Average
Options                                           Shares   Exercise Price        Shares   Exercise Price
-------                                           ------   --------------        ------   --------------

Outstanding at beginning of year                 383,687        $2.71           783,117     $3.54

Options granted whose exercise price
equal the market price of the stock on
grant date                                                                       25,000     $1.25

Options granted whose exercise price
is greater than the market price of the
stock on grant date

Canceled                                                                       (424,430)    $2.23
                                                                               --------

Outstanding at year end                          383,687        $2.71           383,687     $2.71
                                                 =======                       ========

Options exercisable at period end                371,187                        358,687
                                                 =======                       ========

Weighted average fair value of options
granted during the period                                                                   $1.25

      In April of 1997, the Company changed the exercise price for selected options granted in prior periods from $6.25, $4.00, $3.88 and $3.00 to $2.50 per share.

                                                   Ten Month Period Ended
                                                      December 31, 1997
                                                      -----------------

                                                      Weighted Average
                                                  Shares        Exercise Price
                                                  ------        --------------
             Options
             -------

Outstanding at beginning of year                  773,830          $3.98

Options granted whose exercise price equal
the market price of the stock on grant date       156,000           1.75

Options granted whose exercise price is
greater than the market price of the
stock on grant date

Canceled                                         (146,713)          3.98
                                                 --------

Outstanding at year end                           783,117           3.54
                                                 ========

Options exercisable at period end                 629,317
                                                 ========

Weighted average fair value of options
granted during the period                                          $1.75

      In March 1996, the Company granted 18,500 options with an exercise price of $2.38. In January 1997, the Company granted 3,200 options with an exercise price of $2.50. In March 1996, the Company changed the exercise price for selected options, which were granted in fiscal year 1993, from $6.25 to $4.00, and selected options, which were granted in fiscal year 1994, from $6.63 to $4.00.

      The following table summarizes information about employee options outstanding at December 31, 1999:

                              Options Outstanding
                              -------------------

                                            Weighted Average
 Range of Exercise   Number Outstanding at      Remaining       Weighted Average
       Prices          December 31, 1999    Contractual Life     Exercise Price
       ------          -----------------    ----------------     --------------

  $1.25 - 3.00               336,937              3.79                $2.42
   3.88 - 4.75                24,250              3.78                 4.13
   5.50 - 5.75                22,500              5.10                 5.58
                             ------
                             383,687             34.86                 2.71
                             ======

                              Options Exercisable

 Range of Exercise  Number Exercisable at   Weighted Average
       Prices         December 31, 1999      Exercise Price
       ------         -----------------      --------------

  $1.25 - 3.00              324,437             $2.46
   3.88 - 4.75               24,250              4.13
   5.50 - 5.75               22,500              5.58
                            ------
                            371,187              2.76
                            ======

Fair Value Disclosures

      At December 31, 1999, the Company had three option plans, which are described above. The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's three stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                          Fiscal Year Ended   Fiscal Year Ended
                                          December 31, 1999   December 31, 1998
                                          -----------------   -----------------

Net Loss             As reported            ($1,602,919)        ($3,239,213)
                     Pro forma              ($1,614,128)        ($3,245,145)

Basic and diluted    As reported                 ($0.07)             ($0.16)
Net loss per share   Pro forma                   ($0.07)             ($0.16)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the applicable periods: dividend yield of 0.0% for both periods; risk free interest rate of 5.16% for options granted during the year ended December 31, 1998 and 5.81% for options granted and re-priced during the 10 month period ended December 31, 1997; a weighted average expected option term of 10 years for options granted during the year ended December 31, 1998, and 10 years for options granted during the 10 month period ended December 31, 1997; and expected volatility of 153.87% for options granted during the year ended December 31, 1998 and 67.57% for options granted during the 10 month period ended December 31, 1997, respectively.

Note 20: Retirement Savings Plan

      The Company provides an employee retirement savings plan under Section 401(k) of the Internal Revenue Code (the "Plan") which covers substantially all employees. Under the terms of the Plan, employees may contribute a percentage of their salary, up to a maximum of 15%, which is then invested in one or more of several mutual funds selected by the employee. The Company matches dollar for dollar of annual 401 (k) contributions up to 3% and $0.50 for a dollar for the next 2% of their salary. Contributions to the plan were $41,844, $33,165, and $47,604 for the years ended December 31, 1999, 1998 and the 10 month period ended December 31, 1997, respectively.

Note 21:  Segment Reporting

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

Note 22: Significant Fourth Quarter Adjustments to the Ten Month Period Ending December 31, 1997

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

Note 23: Legal Proceedings

      The Company has been notified by its insurance carrier of a potential claim brought by a group of investors related to the registration of certain securities. The Company believes that any disposition in connection with this potential claim will not have a material effect on its operations.

      One of the group of investors, describe above, has filed suit alleging breach of contract with regards to the registration of shares it purchased. The investor is seeking approximately $1,013,000 plus interest, costs and expenses of the lawsuit. Subsequent to the year end, the Company was advised that this action was dismissed without prejudice based upon improper venue.

      A wrongful death lawsuit has been filed by the estate of a former temporary employee. The Company believes its insurance coverage is sufficient to cover its exposure.

                        BPI Packaging Technologies, Inc.

                                   Schedule II

Rule 12-09              Valuation and Qualifying Accounts and Reserves
                           For the Year Ended December 31, 1999

   Column A      Column B     Column C     Column D      Column E

                             Additional   Deductions
                Balance at Charged to Accounts Balance at Description Description 1/1/99 Expenses Written-Off 12/31/99 of Changes
 -----------      ------      --------    -----------    --------    ----------

Reserve for       75,000         0             0          75,000
Accounts
Receivable
Credits

Allowance for    109,453         0         (54,000)       55,452    Allowance
Doubtful                                                            was reduced
Accounts                                                            based on
                                                                    evaluation
                                                                    of Accounts
                                                                    Receivable
                                                                    at 12/31/99

                 Valuation and Qualifying Accounts and Reserves
                 For the 10 Month Period Ended December 31, 1998

      Column A            Column B     Column C     Column D      Column E

                                      Additional   Deductions
                         Balance at   Charged to    Accounts     Balance at    Description of
    Description            1/1/98      Expenses    Written-Off    12/31/98       Changes
    -----------            ------      --------    -----------    --------       -------

Reserve for                 75,000        0             0          75,000
Accounts Receivable
Credits

Allowance for              275,000        0         (165,548)     109,452     Allowance was
Doubtful Accounts                                                             Increased based
                                                                              on evaluation of
                                                                              Accounts
                                                                              Receivable at
                                                                              12/31/98

Inventory Reserve          290,000        0         (290,000)        0        Reserve was
                                                                              reduced based on
                                                                              evaluation of
                                                                              Inventory at
                                                                              12/31/98

                 Valuation and Qualifying Accounts and Reserves
                 For the 10 Month Period Ended December 31, 1997

      Column A            Column B     Column C     Column D      Column E

                                      Additional   Deductions
                         Balance at   Charged to    Accounts     Balance at   Description of
    Description            1/1/98      Expenses    Written-Off    12/31/97       Changes
    -----------            ------      --------    -----------    --------       -------

Reserve for                75,000         0             0          75,000
Accounts Receivable
Credits

Allowance for              50,000      225,000          0         275,000    Allowance was
Doubtful Accounts                                                            Increased based
                                                                             on evaluation of
                                                                             Accounts
                                                                             Receivable at
                                                                             12/31/97

Inventory Reserve          850,000        0         (560,000)     290,000    Reserve was
                                                                             reduced based on
                                                                             evaluation of
                                                                             Inventory at
                                                                             12/31/97