Form 10-Q
period 2000-03-31
BPI PACKAGING TECHNOLOGIES INC
filed 2000-05-15
CIK 866751

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

       FOR QUARTERLY PERIOD ENDED               COMMISSION FILE NUMBER
            MARCH 31, 2000                            1-10648

                        BPI PACKAGING TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                 04-2997486
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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the bid and ask prices of the Common Stock and Series A Convertible Preferred Stock as reported by the OTC Bulletin Board on May 5, 2000 was approximately $4,236,122 for the Common Stock and $183,758 for the Series A Convertible Preferred Stock. As of May 5, 2000, 47,068,021 shares of Common Stock, $0.01 par value per share, were outstanding and 183,758 shares of Series A Convertible Preferred Stock, $0.01 par value per share, were outstanding.

                        BPI PACKAGING TECHNOLOGIES, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                    PAGE NO.
------------------------------                                                                    --------
Item 1.  Financial Statements

         Report of Independent Accountants - Livingston & Haynes, P.C.                               F-1

         Consolidated Balance Sheets as of March 31, 2000
              and December 31, 1999.....................................................             F-2

         Consolidated  Statement of Operations - Three Month
              periods ended March 31, 2000 and March 31, 1999...........................             F-4

         Consolidated Statement of Cash Flows - Three Month
              periods ended  March 31, 2000 and March 31, 1999..........................             F-5

         Notes to Consolidated Financial Statements ....................................              6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ......................................              11

Item 3.    Quantitative and Qualitative Disclosures about Market Risk...................              15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................              15

Item 2.  Changes in Securities..........................................................              16

Item 3.  Default Upon Senior Securities.................................................              16

Item 4.  Submission of Matters to a Vote of Security Holders............................              17

Item 5.  Other Information..............................................................              17

Item 6.  Exhibits and Reports on Form 8-K...............................................              17

SIGNATURES..............................................................................              18



                                       i.

          REPORT OF INDEPENDENT ACCOUNTANTS - LIVINGSTON & HAYNES, P.C.

                                   May 9, 2000

To the Board of Directors and Stockholders of BPI Packaging Technologies, Inc.

         We have reviewed the accompanying consolidated balance sheets of BPI Packaging Technologies, Inc. (the "Company") and subsidiaries as of March 31, 2000 and the related consolidated statement of operations, stockholders' equity and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants, all information included in these financial statements is the representation of the management of the Company.

         A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of the Company and its subsidiaries as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year ended (not presented herein); and in our report dated March 14, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which is has been derived.

         The financial statements for the three months ended March 31, 1999 were not audited or reviewed by us and we express no opinion or assurance on them.

/s/ Livingston & Haynes, P.C.

Livingston & Haynes, P.C.
Wellesley, Massachusetts

PART I.      FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                        BPI PACKAGING TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         MARCH 31,        DECEMBER 31,
                                                            2000             1999
                                                       -------------   ---------------
                                                        (UNAUDITED)
Current assets
       Cash                                             $     6,303   $    48,041
       Accounts receivable, net                           1,900,642     2,515,892
       Inventories, net                                   2,436,727     2,697,056
       Prepaid expenses and other current assets, net        77,787        30,138
                                                        -----------   -----------
             Total current assets                         4,421,459     5,291,127
                                                        -----------   -----------
Property and equipment, net                              16,132,598    16,515,668
                                                        -----------   -----------
Deposits - leases and equipment purchases                   136,672       133,425
Loans to officers, net                                        6,480         6,807
Other assets                                              1,274,824     1,305,858
                                                        -----------   -----------
                                                          1,417,976     1,446,090
                                                        -----------   -----------
                                                        $21,972,033   $23,252,885
                                                        ===========   ===========






                     See "Report of Independent Accountants"

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                MARCH 31,            DECEMBER 31,
                                                                                   2000               1999
                                                                              ------------------   --------------
                                                                               (UNAUDITED)
Current liabilities
       Note payable                                                             $  2,636,259    $  3,299,259
       Accounts payable                                                            4,133,168       3,285,453
       Accrued expenses                                                            1,497,770       1,943,034
       Note payable to related party                                               2,873,585       1,873,585
                                                                                ------------    ------------
             Total current liabilities                                            11,140,782      10,401,331
                                                                                ------------    ------------

Long - term liabilities
       Capitalized lease obligations                                               7,052,000       6,902,000
       Subordinated debt                                                           2,720,000       2,720,000
       Accounts payable long term                                                    458,432         773,000
                                                                                ------------    ------------
             Total long - term liabilities                                        10,230,432      10,395,000

Stockholders' Equity
       Series B convertible preferred stock, $0.01 par value                       1,466,954       1,466,954
       Series A convertible preferred stock, $0.01 par value                         673,936         673,936
       Series C preferred stock, $0.01 par value                                         100             100
       Common stock, $0.01 par value; shares authorized - 150,000,000; shares issued and outstanding - 43,068,021 at
         March 31, 2000 and 28,068,021 at December 31, 1999                          430,682         280,682
       Subscribed stock                                                               37,480          37,480
       Capital in excess of par value                                             46,022,946      45,589,623
       Accumulated deficit                                                       (48,031,279)    (45,592,221)
                                                                                ------------    ------------
                                                                                     600,819       2,456,554
                                                                                ------------    ------------
                                                                                $ 21,972,033    $ 23,252,885
                                                                                ============    ============




                     See "Report of Independent Accountants"

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                              -------THREE MONTHS ENDED------
                                                          MARCH 31,               MARCH 31,
                                                             2000                   1999
                                                        ------------------   ----------------
                                                                       (UNAUDITED)

Net sales                                                 $  4,725,956    $  3,340,984
Cost of goods sold                                           5,593,242       2,656,164
                                                          ------------    ------------
  Gross profit ( loss )                                       (867,286)        684,820

Operating expenses:
  Selling, general and administrative                        1,028,583         885,026
                                                          ------------    ------------

   Loss from operations                                     (1,895,869)       (200,206)

Other (expense) income:
  Interest / other expense                                    (543,189)       (271,772)
  Interest / other income                                         --            16,012
                                                          ------------    ------------

Net loss before extraordinary income                        (2,439,058)       (455,966)

Extraordinary income - gain on debt restructuring                 --         1,731,762
                                                          ------------    ------------

Net income/(loss) after extraordinary income              $ (2,439,058)   $  1,275,796
                                                          ============    ============

Loss per share before extraordinary income:
Basic and diluted net loss per share                      $      (0.08)   $      (0.02)
Shares used in computing basic and diluted net
     (loss) per share                                       28,727,562      21,495,621

Earnings (loss) per share after extraordinary income:
Basic and diluted net earnings (loss) per share           $      (0.08)   $       0.06
Shares used in computing basic and diluted net earnings
     (loss) per share                                       28,727,562      21,495,621



                     See "Report of Independent Accountants"

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                        BPI PACKAGING TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                           --------THREE MONTHS ENDED ------
                                                                             MARCH 31,          MARCH 31,
                                                                                2000               1999
                                                                           -----------------  --------------
                                                                                  (UNAUDITED)
Cash flows from operating activities:
      Net profit (loss)                                                       $(2,439,058)   $ 1,275,796
                                                                              -----------    -----------
      Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
              Depreciation and amortization                                       757,946        700,581
              Gain on restructuring of accounts payable                              --       (1,730,054)
              (Increase) decrease in accounts receivable - trade                  615,250       (380,996)
              (Increase) decrease in inventories                                  260,329       (447,808)
              Increase in prepaid expenses and other current assets               (47,649)       (28,288)
              Decrease in other assets, net                                          --          246,696
              Increase (decrease) in accounts payable                             533,147     (1,932,508)
              Increase (decrease) in other accrued expenses                      (375,815)        90,314
                                                                              -----------    -----------
                  Total adjustments                                             1,743,208     (3,482,063)
                                                                              -----------    -----------
                      Net cash (used in) provided by operating activities        (695,850)    (2,206,267)
                                                                              -----------    -----------

Cash flows from investing activities:

          Additions to property and equipment                                    (318,876)      (431,153)
          (Increase) decrease in deposits related to equipment refinancing         (3,247)        75,940
          Additions (payments) to property and equipment debt refinancing         150,000     (1,678,973)
          (Increase) decrease in advance to officers                                  327           (177)
                                                                              -----------    -----------
                      Net cash (used in) provided by investing activities        (171,796)    (2,034,363)
                                                                              -----------    -----------
Cash flows from financing activities:
          Net increase (payments) under note payable - bank                      (663,000)       486,229
          Capitalized financing costs                                             (24,966)    (1,208,324)
          Refinance of capital and operating leases                                  --       (5,443,663)
          Note payable to related party                                           930,551             --
          Refinanced capital lease obligation                                        --        7,018,665
          Subordinated debt addition                                                 --        3,200,000
          Subscribed stock                                                           --          300,000
          Net proceeds from sales of stock and exercise of warrants               583,323            100
                                                                              -----------    -----------
                      Net cash (used in) provided by financing activities         825,908      4,353,007
                                                                              -----------    -----------

Net increase in cash                                                              (41,738)       112,377
Cash at beginning of period                                                        48,041         73,116
                                                                              -----------    -----------
Cash at end of period                                                         $     6,303    $   185,493
                                                                              ===========    ===========


                     See "Report of Independent Accountants"

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

         In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         For further information, refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for BPI Packaging Technologies, Inc. (the "Company") for the year ended December 31, 1999.

NOTE 2:  FINANCIAL RESTRUCTURING

         On January 27, 1999, the Company entered into a Securities Purchase Agreement (the "Agreement") with DGJ, L.L.C, a Delaware limited liability company ("DGJ") (the "January 1999 Financing"), under which the Company issued and sold to DGJ:

               1. a Promissory Note in the aggregate principal amount of $3,200,000 (the "Note");

               2. a Common Stock Purchase Warrant for the purchase of up to 80,000,000 shares of the Company's Common Stock, at an exercise price of $0.04 per share, exercisable until January 27, 2009; and

               3. 1,629,930 shares of Series C Preferred Stock of the Company for $100.

         In connection with the January 1999 Financing, DGJ required certain members of the Company's management, C. Jill Beresford, James F. Koehlinger, Hanspeter Schulz, Richard H. Nurse and Ivan J. Hughes, to invest $300,000, in the aggregate, in the Company's warrants. As of March 31, 2000, 6,563,000 of the 7,500,000 issued warrant shares were converted into Common Stock.

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

         The Company is in default on the equipment lease with DGJ as it failed to make lease payments of $102,000 per month for the months of September 1999 through April 2000, or $816,000 in total. As this has caused an event of default, as defined in the equipment lease, DGJ is entitled to various rights and remedies under the equipment lease and the Agreement including, but not limited to, the right to have any and all remaining sums under the lease become immediately due and payable and the right to repossess the leased equipment. As of April 30, 2000, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the equipment lease default is to be cured.

         Also in January 1999, the Company entered into agreements with most of its unsecured creditors that provided for a discounted payment in February 1999 or permitted the Company to pay the entire balance without interest over a three-year period.

         On August 19, 1999, the Company entered into a series of transactions with LaSalle and DGJ to refinance the indebtedness incurred as part of the January 1999 Financing. The Company's loan agreement with LaSalle provides the Company with a $4,000,000 revolving line of credit. This credit facility is secured by a first priority security interest in its accounts receivable, inventory and certain other assets. DGJ is the lessor of substantially all the equipment that the Company uses, under a capital lease, and holds a first priority security interest in its equipment. LaSalle received a second priority security interest in the Company's equipment. Certain of the proceeds of this credit facility were used to retire existing indebtedness the Company owed to Franklin, including the factoring agreement and revolving note described above, while the remaining proceeds were used to retire some of the Company's other indebtedness and for working capital purposes. This credit facility bears interest at a fluctuating rate equal to 1.5% per annum above the prime rate of LaSalle in effect from time to time and matures in three years. As of March 31, 2000, the balance outstanding under this agreement is $2,636,259.

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

         The Company failed to make interest payments to DGJ totaling approximately $342,000 during the period of September 1999 through April 2000. As this has caused an event of default, as defined in the amended promissory note, DGJ is entitled to various rights and remedies under the amended promissory note and the Agreement including, but not limited to, the right to declare all or any part of the unpaid principal amount of the amended promissory note outstanding to be due and payable. As of April 30, 2000, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the amended promissory note default is to be cured.

         During the period of September 1, 1999 through March 31, 2000, DGJ made additional advances to the Company totaling $1,300,000. These loans bear interest at the rate of 10% per annum with interest payable monthly and the principal is due and payable on the same date as the maturity date of the amended promissory note discussed above.

         The Series C Preferred Stock is redeemable in the Company's discretion if the amended promissory note to DGJ has been retired in its entirety. The shares of the Series C Preferred Stock are not convertible into shares of Common Stock and have no preferences upon liquidation, dissolution, winding up or insolvency. The holders of the Series C Preferred Stock have no voting right; provided, however, upon an event of default, as defined in the Agreement, holders of the Series C Preferred Stock will be entitled to vote with holders of Common Stock as a single class in each matter submitted to a vote of the Company's stockholders, with each share of the Series C Preferred Stock having 30 votes.

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

         For the periods ended March 31, 2000 and 1999, the Company had recorded a net loss before extraordinary income. Therefore, basic and diluted earnings per share are the same due to the anti-dilutive effect of potential common shares outstanding. Anti-dilutive potential common shares excluded from the computation include common shares issuable upon the exercise of stock options, common shares issuable upon the conversion of redeemable convertible preferred stock or upon the exercise of warrants.

NOTE 4:  ACCOUNTS RECEIVABLE-TRADE

         Accounts receivable-trade consists of the following:

                                    March 31,     December 31,
                                      2000          1999
                                      ----          ----
Accounts receivable-trade         $ 2,001,095    $ 2,646,344
Allowance for doubtful accounts       (55,453)       (55,452)
Allowance for credits                 (45,000)       (75,000)
                                  -----------    -----------
                                  $ 1,900,642    $ 2,515,892
                                  ===========    ===========


NOTE 5:           INVENTORIES

         Inventories consist of the following:

                               March 31,   December 31,
                                2000          1999
                                ----          ----
Raw materials                 $  853,173   $1,133,963
Finished goods                 1,583,554    1,563,093
                              ----------   ----------
                              $2,436,727   $2,697,056
                              ==========   ==========


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

NOTE 7:  NOTE PAYABLE

         On August 19, 1999, the Company entered into a credit line agreement with a bank that provides the Company with $4,000,000 of financing secured by the Company's accounts receivables, inventory and other certain assets. The loan facility bears interest at a rate of 1.5% above the bank's prime rate. At December 31, 1999 and March 31, 2000, the balances outstanding under this agreement were $3,299,259 and $2,636,259, respectively. (Note 2).

NOTE 8: NOTE PAYABLE--RELATED PARTY

         On January 27, 1999 the Company issued a promissory note in the aggregate principal amount of $3,200,000 to DGJ (Note 2). The Note matures on February 1, 2004, had an interest rate of 6% per annum payable monthly in arrears and is secured by all assets of the Company. As part of the new financing agreement obtained with a bank on August 19, 1999, the Company entered into an amended loan agreement with DGJ (the "Amended Note"), which restates the Note and includes $1,573,585, representing subsequent advances made to the Company, an equipment loan made in March 1999 and past due interest on obligations of the Company to DGJ. The Amended Note bears interest at 10% per annum. The addition to the Note is payable on demand. An intercreditor agreement with the bank providing credit line financing as of August 19, 1999, provides certain terms that must be met by the Company before DGJ can collect on its obligations. The Company failed to make interest payments to DGJ of $296,000 as of March 31, 2000 and $46,000 in April 2000 or $342,000 in total on its obligation. As this has caused an Event of Default, as defined in the Amended Note, DGJ is entitled to various rights and remedies under the Amended Note and the Agreement, including, but not limited to, the right to declare all or any part of the unpaid principal amount of the Amended Note outstanding to be due and payable. As of April 30, 2000, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the Amended Note default is to be cured. DGJ made additional advances to the Company totaling $1,300,000 covering the period of September 1, 1999 through March 31, 2000.

NOTE 9: CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000


                                                SERIES A         SERIES B
                                              CONVERTIBLE       CONVERTIBLE       SERIES C
                                              ------------------------------------------------
                                COMMON STOCK          PREFERRED              PREFERRED             PREFERRED
                            SHARES      AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT
                          --------------------------------------------------------------------------------------
Balance at 12/31/99        28,068,021  $280,682    202,658   $673,936   146,695   $1,466,954   1,629,930   $100

Net loss for the
three months ending
March 31, 2000

Issuance of 15,000,000
shares of Common Stock
@$0.04/share              $15,000,000  $150,000

                          ---------------------------------------------------------------------------------------

Balance @ 3/31/000         43,068,021  $430,682    202,658   $673,936   146,695   $1,466,954   1,629,930   $100
                          ---------------------------------------------------------------------------------------


                           SUBSCRIBED STOCK     CAPITAL IN     ACCUMULATED
                           SHARES    AMOUNT     EXCESS/PAR       DEFICIT      TOTAL
                          -------------------------------------------------------------
Balance at 12/31/99        937,000  $37,480.00   $45,589,623   ($45,592,222)   $2,456,554

Net loss for the
three months ending
March 31, 2000                                                  ($2,439,058)  ($2,439,058)

Issuance of 15,000,000
shares of Common Stock
@$0.04/share                                        $433,323                     $583,323
                           ---------------------------------------------------------------

Balance @ 3/31/000         937,000  $37,480.00   $46,022,946   ($48,031,279)     $600,819
                           ---------------------------------------------------------------


NOTE 10: RELATED PARTY TRANSACTIONS

         Ivan J. Hughes, the Company's Chairman of the Board, is the President of the Plastic's Division, and a member of the Executive and Compensation Committees of Duro Bag. For the three months ended March 31, 2000 and the month ended April 30, 2000, Duro Bag issued purchase orders to the Company for $733,457 and $422,927, respectively, to purchase bags for Duro Bag customers. The Company manufactures these products on behalf of Duro Bag for its customers. The Company sells these products on terms as contracted between Duro Bag and its customers, which terms are equal, if not better, than the Company could obtain from its other customers for these products. There are no assurances that the Company will receive similar orders from Duro Bag during the remainder of this year. These orders represent 16% of sales during the first quarter period ended March 31, 2000.

         In November 1990, the Company established an officer's loan receivable from Dennis N. Caulfield, its then Chairman for $132,197. The note was amended in April 1998 and the interest rate changed to 6% effective from November 1990 and is now payable on or before January 1, 2001. Interest on the loan, along with advances for travel not offset by expense records, caused the loan balance to equal $586,978 as of December 31, 1997. Mr. Caulfield did not make any payments against the loan from the period beginning 1990 through December 31, 1997. Accordingly, the Company reserved the full amount of this loan on that date. Also, no payments were made in 1998 or 1999. In addition, the Company paid, on behalf of Mr. Caulfield, approximately $36,000 of a $200,000 personal income tax levy imposed by the Massachusetts Department of Revenue on Mr. Caulfield in exchange for an interest bearing note due on or before June 30, 1998, which has not yet been repaid. This note was reserved for as of December 31, 1999.

         Four of the Company's directors, Gary R. Edidin, Allen S. Gerrard, Theodore L. Koenig and Bruce M. Fleisher, are either related to DGJ or have been designated by DGJ. The financial restructuring described in Note 2 and all other transactions between the Company and DGJ will be deemed to be related party transactions due to the relationships of these directors with DGJ. Also, Theodore L. Koenig, was a partner with Holleb & Coff, a Chicago-based law firm, from 1987 through June 1999. Holleb & Coff has been providing legal services to the Company since February 1999.

NOTE 11: RECLASSIFICATIONS

         Certain distribution costs in the Consolidated Statement of Operations for the period ended March 31, 1999 have been reclassified to conform with current presentation.

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

RESULTS OF OPERATIONS

         FIRST QUARTER OF 2000 COMPARED TO THE FIRST QUARTER OF 1999

         For the first quarter ended March 31, 2000, the Company had sales of $4,725,956 compared to sales of $3,340,984 for the first quarter ended March 31, 1999, an increase of 41%.

         Cost of goods sold for the first quarter of 2000 was $5,593,242, or 118% of sales, compared to $2,656,164, or 80% of sales, in the first quarter of 1999. The increase in cost of goods sold, as a percentage of sales, was primarily due to resin price increases of 60%.

         Selling, general and administrative expense for the first quarter of 2000 was $1,028,583, or 22% of sales, compared to $885,026, or 26% of sales, in the first quarter of 1999. The decrease in selling, general and administrative expense, as a percentage of sales, is due to an increase in sales volume.

         For the first quarter of 2000, interest expense was $543,189, compared to $271,772 for the first quarter of 1999. The increase in interest expense is due to the conversion of operating leases to capital leases as a result of the financial restructuring in January 1999, described below, and increases in credit line financing, subordinated debt and the note to related party.

         The net loss before extraordinary income was $2,439,058 in the first quarter of 2000 compared to a net loss of $455,966 in the first quarter of 1999. The increase in the loss before extraordinary income was due to cost of goods sold and interest expense.

         Extraordinary income of $1,731,762 in the first quarter of 1999 was the result of the financial restructuring in January 1999 and the resulting discounts from settlements with unsecured creditors. No extraordinary income was reported for the first quarter of 2000.

         The net loss after extraordinary income was $2,439,058 for the first quarter of 2000, compared with a net income of $1,275,796 in the first quarter of 1999. The change from net income to net loss was caused by an increase in cost of goods sold and interest expense.

         The Company had basic and diluted net loss before extraordinary income of $0.08 per share in the first quarter of 2000 compared to a loss of $0.02 per share in first quarter of 1999. The Company had basic and diluted net loss after extraordinary income of $0.08 per share in the first quarter of 2000 compared to an income of $0.06 per share in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Since its initial public offering in October 1990, the Company has generated funds to finance its activities through both public sales and private placements of its securities, as well as bank loans, equipment lease financing and cash from operations.

         Currently, the Company does not have readily available sources of funds for working capital. In the first quarter of 2000, it borrowed additional funds and is currently in default on some of its borrowings and its equipment lease.

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

         The Company failed to make interest payments to DGJ totaling approximately $342,000 during the period of September 1999 through April 2000. As this has caused an event of default, as defined in the amended promissory note, DGJ is entitled to various rights and remedies under the amended promissory note and the Agreement including, but not limited to, the right to declare all or any part of the unpaid principal amount of the amended promissory note outstanding to be due and payable. As of April 30, 2000, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the amended promissory note default is to be cured. DGJ made additional advances to the Company totaling $1,300,000 during the period from September 1, 1999 through March 30, 2000.

         On August 19, 1999, the Company entered into a credit line agreement with a bank that provides it with $4,000,000 of financing secured by its accounts receivable, inventory and other certain assets. The loan facility bears interest at a rate of 1.5% above the bank's prime rate. At March 31, 2000, the balance outstanding under this agreement was $2,636,259.

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

         The Company is in default on the equipment lease with DGJ as it failed to make lease payments of $102,000 per month for the months of September 1999 through April 2000, or $816,000 in total. As this has caused an event of default, as defined in the equipment lease, DGJ is entitled to various rights and remedies under the equipment lease and the Agreement including, but not limited to, the right to have any and all remaining sums under the lease become immediately due and payable and the right to repossess the leased equipment. As of April 30, 2000, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the equipment lease default is to be cured.

         On October 12, 1999 and March 17, 2000, DGJ advanced an additional $102,000 and $150,000, respectively, for the purchase of additional equipment, pursuant to a promissory note providing for a single principal payment on February 1, 2004. The annual interest rate is 10%, and interest is due monthly. The note is secured and is subject to the same subordination terms as the amended note, as reflected in the intercreditor agreement, described above. As of April 30, 2000, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the amended promissory note default is to be cured.

         SALES OF SECURITIES

         In connection with the January 1999 Financing, up to 5,000,000 shares of Common Stock, issuable upon the exercise of warrants expiring January 27, 2009, were issued to consultants of the Company, subject to adjustments. The holders of these warrants exercised such warrants on April 7, 2000 and elected to utilize the net issue option, resulting in the issuance of 4,000,000 shares.

         As of March 31, 2000, 6,563,000 of the 7,500,000 warrant shares issued to management in connection with the January 1999 Financing were converted into Common Stock.

         On March 17, 2000, the Company completed a rights offering for 15,000,000 shares of its Common Stock to its stockholders of record as of the close of business on December 2, 1999. Each non-affiliated stockholder of the Company received one right for each share of the Company's Common Stock, which it owned. Each of the rights entitled stockholders to purchase 0.7 shares of Common Stock at $0.04 per share. The rights offering was oversubscribed and the Company used the $600,000 of gross proceeds for working capital and other corporate-related purposes.

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

         In February 1999, the Company borrowed approximately $219,000 from DGJ to purchase additional pieces of equipment. This loan bears interest at a rate of 18% per annum and has the same maturity as the Equipment Lease (Note 2).

         LIQUIDITY

         The Company's cash flow was enhanced by $757,946 from depreciation and amortization non-cash charges in the first quarter of 1999. Inventory and accounts receivable decreased by a total of $875,579 during the first quarter of 2000. The current asset ratio was 0.40:1 at March 31, 2000 and 0.51:1 at December 31, 1999. The debt to equity ratio was 35.57:1 at March 31, 2000 and 8.5:1 at December 31, 1999.

IMPACT OF INFLATION

         Inflation during the first quarter of 2000 did have an impact on operating results and had a significant impact on the last three quarters.

YEAR 2000

         The Company implemented a Year 2000 compliance project in June 1998, which addressed the internal risk, requirements and budgets for becoming Year 2000 compliant. The Company completed an inventory of its internal operations and addressed Year 2000 compliance from its suppliers and other constituents.

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

         A notice of potential claim has been sent by a group of investors to both the Company and its insurance carrier. This notice alleges that the Company's former management made misrepresentations concerning registration rights attendant to the securities purchased by them pursuant to Regulation D, Rule 144A and Regulation S of the Securities Act of 1933, as amended. On October 28, 1999, the securities held by this group of investors were registered with the SEC. The Company believes that any disposition in connection with this potential claim will not have a material effect on its operations. Except as noted below, no further action has been taken by this group of investors as of March 31, 2000.

         On October 4, 1999, Professional Edge Fund, L.P. ("Pro Edge"), one of the group of investors, described above, filed suit against the Company in the Court of Common Pleas of Philadelphia County Trial Division, Action No. 000147. Pro Edge also named as defendants C. Jill Beresford, our Vice President of Marketing, Dennis N. Caulfield, our former Chief Executive Officer and our former Chairman of the Board of Directors, and Newport Capital Partners in this matter. Pro Edge has alleged that we have breached a contract in regards to the registration of shares it purchased in a private placement of our shares in November 1997 and that we have been unjustly enriched based on the sale of these unregistered shares. Pro Edge sought damages in an amount of approximately $1,013,000 plus interest, costs and expenses of the lawsuit. On February 28, 2000, the Company was advised that this action was dismissed without prejudice based upon improper venue. As of March 31, 2000, no further action has been taken.

         On November 26, 1997, the estate of a former temporary worker, Mr. John Dion, filed a wrongful death suit against the Company in Bristol County (Massachusetts) Superior Court, Civil Action No. 97-01688. The lawsuit alleges that the Company's actions caused or contributed to Mr. Dion's December 7, 1994, fatal forklift accident at the Company. Both parties continue to conduct discovery regarding this accident. The Company's general liability insurance carrier is vigorously defending the Company against these allegations. The outcome of this lawsuit remains uncertain. The Company has a total of $3 million in insurance coverage in place. The Company believes the insurance coverage is sufficient to cover its exposure.

ITEM 2.        CHANGES IN SECURITIES

               1. On October 25, 1999, securities acquired by a group of investors pursuant to Regulation D and Rule 144A of the Securities Act of 1933, as amended, were registered with the Securities and Exchange Commission.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               a) On January 27, 1999 the Company issued a promissory note in the aggregate principal amount of $3,200,000 to DGJ (the "Note"). The Note matures at the latest on February 1, 2004, had an interest rate of 6% per annum payable monthly in arrears and is secured by all assets of the Company. As part of the new financing agreement obtained with a bank on August 19, 1999, the Company entered into an amended loan agreement with DGJ (the "Amended Note"), which restated the Note and included $1,573,585, representing subsequent advances made to the Company, an equipment loan made in March 1999 and past due interest on obligations of the Company to DGJ. The Amended Note bears interest at 10% per annum. The addition to the Note is payable on demand. An intercreditor agreement with the bank providing credit line financing as of August 19, 1999, provides certain terms that must be met by the Company before DGJ can collect on its obligations. The Company failed to make interest payments to DGJ of $296,000 as of March 31, 2000 and $46,000 in April 2000 or $342,000 in total on its obligation. As this has caused an Event of Default, as defined in the Amended Note, DGJ is entitled to various rights and remedies under the Amended Note and the Securities Purchase Agreement, including, but not limited to, the right to declare all or any part of the unpaid principal amount of the Amended Note outstanding to be due and payable. As of April 30, 1999, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the Amended Note default is to be cured.

               b) The Company was in default on the equipment lease with DGJ as it failed to make lease payments of $102,000 per month for the months of September 1999 through April 2000, or $816,000 in total. As this has caused an Event of Default, as defined in the equipment lease, DGJ is entitled to various rights and remedies under the equipment lease and the Securities Purchase Agreement, including, but not limited to, the right to have any and all remaining sums under the lease become immediately due and payable and the right to repossess the leased equipment. As of April 30, 1999, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the equipment lease default is to be cured.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    No matters were submitted to a vote of security holders during the first quarter of 2000, through the solicitation of proxies or otherwise.

ITEM 5.             OTHER EVENTS                         None

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

               b) The Company filed the following report on Form 8-K during the three month period ended March 31, 2000:

                    1. Report on Form 8-K, dated February 23, 2000, to report an extension of stockholder rights offering, resignation of Hanspeter Schulz as President and promotion of James F. Koehlinger to Acting Chief Operating Officer.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              BPI PACKAGING TECHNOLOGIES, INC.


Date:   May 15, 2000                By:  /s/ James F. Koehlinger
                                         -----------------------
                                         Acting Chief Operating Officer,
                                         Chief Financial Officer and Treasurer