Form 10-Q
period 2000-06-30
BPI PACKAGING TECHNOLOGIES INC
filed 2000-08-15
CIK 866751

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q
         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES AND EXCHANGE ACT OF 1934

   FOR QUARTERLY PERIOD ENDED               COMMISSION FILE NUMBER
          JUNE 30, 2000                        1-10648

                   BPI PACKAGING TECHNOLOGIES, INC.
        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                04-2997486
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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the bid and ask prices of the Common Stock and Series A Convertible Preferred Stock as reported by the OTC Bulletin Board on August 1, 2000 was approximately $2,165,157 for the Common Stock and $183,358 for the Series A Convertible Preferred Stock. As of August 1, 2000, 47,068,621 shares of Common Stock, $0.01 par value per share, were outstanding and 183,358 shares of Series A Convertible Preferred Stock, $0.01 par value per share, were outstanding.






                 BPI PACKAGING TECHNOLOGIES, INC.

                               INDEX


  PART I - FINANCIAL INFORMATION                   Page


  Item 1.  Financial Statements

  Report of Independent Accountants.................F-1

  Consolidated Balance Sheets as of June 30, 2000
         and December 31, 1999......................F-2

  Consolidated  Statement of Operations - Three Month
         periods ended June 30, 2000 and June 30,
         1999.......................................F-4

  Consolidated  Statement of Operations - Six Month
         periods ended June 30, 2000 and June 30,
         1999.......................................F-5

  Consolidated Statement of Cash Flows
         periods ended June 30, 2000 and June 30,
         1999.......................................F-6

  Notes to Consolidated Financial Statements........F-7

  Item 2. Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations...............................12

  Item 3. Quantitative and Qualitative Disclosures about
         Market Risk.................................17


  PART II - OTHER INFORMATION

  Item 1. Legal Proceedings..........................17

  Item 2. Changes in Securities......................18

  Item 3. Default Upon Senior Securities.............18

  Item 4. Submission of Matters to a Vote of Security
          Holders....................................19

  Item 5.  Other Information.........................19

  Item 6.  Exhibits and Reports on Form 8-K..........20

  SIGNATURES.........................................21


                           i

                 REPORT OF INDEPENDENT ACCOUNTANTS
                     LIVINGSTON & HAYNES, P.C.

  August 7, 2000

  To the Board of Directors and Stockholders of BPI Packaging Technologies, Inc.

       We have reviewed the accompanying consolidated balance sheets of BPI Packaging Technologies, Inc. (the "Company") and subsidiaries as of June 30, 2000 and the related consolidated statement of operations, stockholders' equity and cash flows for the three and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants, all information included in these financial statements is the representation of the management of the Company.

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

       The financial statements for the three and six months ended June 30, 1999 were not audited or reviewed by us and we express no opinion or assurance on them.


  /s/ Livingston & Haynes, P.C.

  Livingston & Haynes, P.C.
  Wellesley, Massachusetts







  PART I.      FINANCIAL INFORMATION


  ITEM 1.           FINANCIAL STATEMENTS



                    BPI PACKAGING TECHNOLOGIES, INC.
                      CONSOLIDATED BALANCE SHEET

                                 ASSETS


                                             JUNE 30,    DECEMBER 31,
                                              2000          1999
                                           (UNAUDITED)
    Current assets

     Cash                                  $     1,724    $    48,041

     Accounts receivable, net                1,343,626      2,515,892

     Inventories, net                        2,336,252      2,697,056

     Prepaid expenses and other
      current assets, net                      138,102         30,138
                                            ----------     ----------
        Total current assets                 3,819,614      5,291,127


  Property and equipment, net               15,535,968     16,515,668

  Deposits - leases and equipment
    purchases                                  139,673        133,425

  Loans to officers, net                         6,668          6,807

  Other assets                               1,344,176      1,305,858
                                            ----------     ----------
                                             1,490,517      1,446,090
                                            ----------     ----------
                                           $20,846,099    $23,252,885
                                           ===========    ===========




                See "Report of Independent Accountants"

              The accompanying notes are an integral part of these consolidated financial statements.

                    BPI PACKAGING TECHNOLOGIES, INC.

                       CONSOLIDATED BALANCE SHEET

                  LIABILITIES AND STOCKHOLDERS' EQUITY



                                               JUNE 30,   DECEMBER 31,
                                                 2000        1999
                                             (UNAUDITED)

  Current liabilities

     Note payable                          $ 1,948,309   $ 3,299,259

     Accounts payable                        3,988,104     3,285,453

     Accrued expenses                        1,275,165     1,943,034

     Note payable to related party           4,163,585     1,873,585
                                            ----------    ----------
        Total current liabilities           11,375,163    10,401,331



  Long-term liabilities

    Capitalized lease obligations            7,052,000     6,902,000

    Subordinated debt                        2,920,000     2,720,000

    Accounts payable long term                 320,903       773,000

                                            ----------    ----------
        Total long-term liabilities         10,292,903    10,395,000


  Stockholders' Equity

     Series B convertible preferred
       stock,$0.01 par value                 1,466,954     1,466,954

     Series A convertible preferred
       stock,$0.01 par value                   673,932       673,936

     Series C redeemable preferred
       stock,$0.01 par value                       100           100

     Common stock, $0.01 par value;
       shares authorized - 150,000,000;
       shares issued and outstanding
       47,068,621 at June 30, 2000 and
       28,068,221 at December 31, 1999         470,686       280,682

     Subscribed stock                           37,480        37,480

     Capital in excess of par value         45,971,593    45,589,623

     Accumulated deficit                   (49,442,712)  (45,592,221)
                                            ----------    ----------
                                              (821,967)    2,456,554
                                            ----------    ----------
                                           $20,846,099   $23,252,885
                                            ==========    ==========




                 See "Report of Independent Accountants"



               The accompanying notes are an integral part of these consolidated financial statements.


                   BPI PACKAGING TECHNOLOGIES, INC.

                  CONSOLIDATED STATEMENT OF OPERATIONS

                                     -------THREE MONTHS ENDED-----


                                        JUNE 30,         JUNE 30,
                                          2000             1999
                                      (UNAUDITED)      (UNAUDITED)


Net sales                            $ 3,760,476      $ 4,130,980

Cost of goods sold                     3,655,572        3,339,069
                                      ----------       ----------
  Gross profit (loss)                    104,904          791,911

Operating expenses:

  Selling, general and
   administrative                        973,628          898,456
                                      ----------       ----------
  Loss from operations                  (868,724)        (106,545)


Other (expense) income:

  Interest / other expense              (542,709)        (560,333)

  Interest / other income                   -              26,971
                                      ----------       ----------
Net loss before extraordinary
income                                (1,411,433)        (639,907)

Extraordinary income - gain on
  debt restructuring                        -             185,945

Net loss after extraordinary
income                               $(1,411,433)     $  (453,962)
                                      ==========        =========


Loss per share before
extraordinary income:

Basic and diluted net loss per
share                                    $(0.03)           $(0.03)

Shares used in computing basic
  and diluted net earnings (loss)
  per share                          46,760,529        21,497,613


Loss per share after extraordinary
income:

Basic and diluted net loss per
share                                    $(0.03)           $(0.02)

Shares used in computing basic and
  diluted net earnings (loss)
  per share                          46,760,529        21,497,613



              See "Report of Independent Accountants"

            The accompanying notes are an integral part of these consolidated financial statements.

                  BPI PACKAGING TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENT OF OPERATIONS

                                    -------SIX MONTHS ENDED-------

                                        JUNE 30,        JUNE 30,
                                          2000            1999
                                       (UNAUDITED)     (UNAUDITED)


     Net sales                       $  8,486,432    $  7,471,964

     Cost of goods sold                 9,248,814       5,995,233
                                       ----------      ----------
       Gross profit (loss)               (762,382)      1,476,731

     Operating expenses:

       Selling, general and
          administrative                2,002,211       1,783,482
                                       ----------      ----------
        Loss from operations           (2,764,593)       (306,751)


     Other (expense) income:

       Interest / other expense        (1,085,898)       (832,105)

       Interest / other income               -             42,983
                                       ----------       ---------

     Net loss before extraordinary
       income                          (3,850,491)     (1,095,873)



     Extraordinary income - gain on
       debt restructuring                    -          1,917,707
                                       ----------      ----------

     Net income/(loss) after
       extraordinary income           $(3,850,491)    $   821,834
                                       ==========      ==========


     Loss per share before
       extraordinary income:

     Basic and diluted net loss per
       share                               $(0.10)         $(0.05)

     Shares used in computing basic and
       diluted net earnings (loss)
       per share                       37,744,045      21,496,623


     Earnings (loss) per share after
       extraordinary income:

     Basic and diluted net earnings
      (loss) per share                     $(0.10)          $0.04

     Shares used in computing basic and
       diluted net earnings (loss)
       per share                       37,744,045      21,496,623



                   See "Report of Independent Accountants"

                The accompanying notes are an integral part of these consolidated financial statements.

                    BPI PACKAGING TECHNOLOGIES, INC.

                   CONSOLIDATED STATEMENT OF CASH FLOWS



                                               --Six Months Ended --
                                                JUNE 30,     JUNE 30,
                                                  2000         1999
                                              (UNAUDITED)  (UNAUDITED)


       Cash flows from operating activities:

           Net profit (loss)                 $ (3,850,491) $  821,834


          Adjustments to reconcile net
            income to net cash provided by
           (used in) operating activities:

            Depreciation and amortization       1,460,892   1,369,953

            (Increase) decrease in accounts
              receivable - trade                1,172,266    (469,116)

            (Increase) decrease in inventories    360,804    (955,448)

            Increase in prepaid expenses and
              other current assets               (107,874)    (32,707)

            Increase (decrease) in accounts
              payable                             250,554  (1,259,874)

            Decrease in other accrued
              expenses                           (598,420)   (152,445)
                                               ----------  ----------
              Total adjustments                 2,538,222  (1,499,637)

              Net cash (used in) provided by   ----------  ----------
                operating activities           (1,312,269)   (677,803)



       Cash flows from investing activities:

           Additions to property and equipment   (424,192)   (542,535)

          (Increase) decrease in deposits
            related to equipment refinancing       (6,248)     75,940

          Additions (payments) to property and
     -       equipment debt refinancing            150,000  (1,678,973)

          (Increase) decrease in advance to
            officers                                  139        (358)
                                               ----------   ---------
          Net cash (used in) provided by
            investing activities                 (280,301) (2,145,926)


       Cash flows from financing activities:

          Net increase (payments) under note
            payable - bank                     (1,350,950)    875,852

          Refinancing costs                       (95,318) (1,105,908)

          Refinance of capital and operating
            leases                                   -     (5,443,763)

          Refinancing of debt gain on reduction
            of accounts payable                      -     (1,917,607)

          Increase in Note Payable to related
            party                               2,220,551        -

          Refinanced capital lease obligation        -      7,018,665

          Subordinated debt addition              200,000   3,200,000

          Subscribed stock                           -        300,000

          Net proceeds from sales of stock and
            exercise of warrants                  571,970         100

                                               ----------   ---------
                 Net cash (used in) provided
                   by financing activities      1,546,253   2,927,339



       Net increase (decrease) in cash            (46,317)    103,610

       Cash at beginning of period                 48,041      73,116
                                               ----------   ---------
       Cash at end of period                  $     1,724  $  176,726
                                               ==========   =========


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

     In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

               3. 1,629,930 shares of Series C Preferred Stock of the Company for $100.

     In connection with the January 1999 Financing, DGJ required certain members of the Company's then management, C. Jill Beresford, James F. Koehlinger, Hanspeter Schulz, Richard H. Nurse and Ivan J. Hughes, to invest $300,000, in the aggregate, in the Company's warrants. As of June 30, 2000, 6,563,000 of the 7,500,000 issued warrant shares were converted into Common Stock.

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

     The Company is in default on the equipment lease with DGJ as it failed to make lease payments of $102,000 per month for the months of September 1999 through July 2000, or $1,122,000 in total. As this has caused an event of default, as defined in the equipment lease, DGJ is entitled to various rights and remedies under the equipment lease and the Agreement including, but not limited to, the right to have any and all remaining sums under the lease become immediately due and payable and the right to repossess the leased equipment. As of July 31, 2000, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the equipment lease default is to be cured.

     Also in January 1999, the Company entered into agreements with most of its unsecured creditors that provided for a discounted payment in February 1999 or permitted the Company to pay the entire balance without interest over a three-year period.

     On August 19, 1999, the Company entered into a series of transactions with LaSalle Business Credit, Inc. ("LaSalle") and DGJ to refinance the indebtedness incurred as part of the January 1999 Financing. The Company's loan agreement with LaSalle provides the Company with a $4,000,000 revolving line of credit. This credit facility is secured by a first priority security interest in its accounts receivable, inventory and certain other assets. DGJ is the lessor of substantially all the equipment that the Company uses, under a capital lease, and holds a first priority security interest in its equipment. LaSalle received a second priority security interest in the Company's equipment. Certain of the proceeds of this credit facility were used to retire existing indebtedness the Company owed to Franklin, including the factoring agreement and revolving note described above, while the remaining proceeds were used to retire some of the Company's other indebtedness and for working capital purposes. This credit facility bears interest at a fluctuating rate equal to 1.5% per annum above the prime rate of LaSalle in effect from time to time and matures in three years. As of June 30, 2000, the balance outstanding under this agreement is $1,948,309. The loan is in default as of June 30, 2000, as the Company failed to meet certain loan covenants. LaSalle and the Company have signed a loan forbearance agreement as of July 2000.

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

     The Company failed to make interest payments to DGJ totaling approximately $480,000 during the period of September 1999 through July 2000. As this has caused an event of default, as defined in the amended promissory note, DGJ is entitled to various rights and remedies under the amended promissory note and the Agreement including, but not limited to, the right to declare all or any part of the unpaid principal amount of the amended promissory note outstanding to be due and payable. As of July 31, 2000, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the amended promissory note default is to be cured.

     During the period of September 1, 1999 through June 30, 2000, DGJ made additional advances to the Company totaling $1,752,000. These loans bear interest at the rate of 10% per annum with interest payable monthly and the principal is due and payable on the same date as the maturity date of the amended promissory note discussed above.

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

     At the Company's annual meeting of stockholders on August 24, 1999, its stockholders approved the increase in its authorized number of shares of Common Stock from 60,000,000 to 150,000,000 shares. The Company utilized some of these newly authorized shares to complete a rights offering of 15,000,000 shares of its Common Stock in March 2000 resulting in the Company receiving $571,970 of gross proceeds for working capital and other corporate-related purposes.


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

     For the periods ended June 30, 2000 and 1999, the Company had recorded a net loss before extraordinary income. Therefore, basic and diluted earnings per share are the same due to the anti-dilutive effect of potential common shares outstanding. Anti-dilutive potential common shares excluded from the computation include common shares issuable upon the exercise of stock options, common shares issuable upon the conversion of redeemable convertible preferred stock or upon the exercise of warrants.

NOTE 4:   ACCOUNTS RECEIVABLE-TRADE

     Accounts receivable-trade consists of the following:

                                    June 30,     December 31,
                                      2000          1999

Accounts receivable-trade        $ 1,424,078    $ 2,646,344
Allowance for doubtful accounts      (55,452)       (55,452)
Allowance for credits                (25,000)       (75,000)
                                  ----------     ----------
                                 $ 1,343,626    $ 2,515,892


NOTE 5: INVENTORIES

    Inventories consist of the following:

                                   June 30,      December 31,
                                     2000           1999


Raw materials                    $   516,965    $ 1,133,963
Finished goods                     1,819,287      1,563,093
                                  ----------     ----------
                                 $ 2,336,252    $ 2,697,056


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

NOTE 7: NOTE PAYABLE

     On August 19, 1999, the Company entered into a credit line agreement with a bank that provides the Company with $4,000,000 of financing secured by the Company's accounts receivables, inventory and other certain assets. The loan facility bears interest at a rate of 1.5% above the bank's prime rate. At December 31, 1999 and June 30, 2000, the balances outstanding under this agreement were $3,299,259 and $1,948,309, respectively. The loan is in default as of June 30, 2000 as the Company failed to meet certain financial covenants. LaSalle and the Company have signed a loan forbearance agreement as of July 2000 (Note 2).



NOTE 8: NOTE PAYABLE - RELATED PARTY

     On January 27, 1999 the Company issued a promissory note in the aggregate principal amount of $3,200,000 to DGJ (Note 2). The Note matures on February 1, 2004, had an interest rate of 6% per annum payable monthly in arrears and is secured by all assets of the Company. As part of the new financing agreement obtained with a bank on August 19, 1999, the Company entered into an amended loan agreement with DGJ (the "Amended Note"), which restates the Note and includes $1,573,585, representing subsequent advances made to the Company, an equipment loan made in March 1999 and past due interest on obligations of the Company to DGJ. The Amended Note bears interest at 10% per annum. The addition to the Note is payable on demand.
An intercreditor agreement with the bank providing credit line financing as of August 19, 1999, provides certain terms that must be met by the Company before DGJ can collect on its obligations. The Company failed to make interest payments to DGJ of $436,364 as of June 30, 2000 and $43,636 in July 2000 or $480,000 in total on its obligation. As this has caused an Event of Default, as defined in the Amended Note, DGJ is entitled to various rights and remedies under the Amended Note and the Agreement, including, but not limited to, the right to declare all or any part of the unpaid principal amount of the Amended Note outstanding to be due and payable. As of July 31, 2000, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the Amended Note default is to be cured. DGJ made additional advances to the Company totaling $1,752,000 covering the period of September 1, 1999 through June 30, 2000.




NOTE 9:   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE SIX MONTH AND THREE MONTH PERIODS ENDED JUNE 30, 2000



                                                                Series A Convertible    Series B Convertible
                                         Common Stock                Preferred               Preferred
                                     Shares       Amount        Shares      Amount	Shares     Amount
Balance at December 31, 1999       28,068,221	 $280,682       202,658    $673,936	146,695  $1,466,954

Net loss for the six months
ending June 30, 2000

Issuance of 15,000,000 shares of
Common Stock @ $0.04\share         15,000,000     150,000

Issuance of 4,000,000 shares
of Common Stock @ par upon
exercise of warrants                4,000,000	   40,000

Conversion of 400 shares of
Series A Convertible Preferred
Stock to Common Stock                     400           4          (400)        (4)

                                   ----------     -------       -------    -------     -------   ---------
Balance at June 30, 2000           47,068,621    $470,686       202,258   $673,932     146,695  $1,466,954
                                   ==========     =======       =======    =======     =======   =========

                                       Series C
                                       Preferred       Subscribed Stock     Capital in    Accumulated
                                   Shares    Amount    Shares     Amount    Excess/par    Deficit          Total
Balance at December 31, 1999       1,629,930  $100     937,000   $37,480   $45,589,623   $(45,592,221)     $2,456,554

Net loss for six months
ending June 30, 2000                                                                       (3,850,491)     (3,850,491)

Issuance of 15,000,000 shares of
Common Stock @ $0.04\share                                                     421,970                        571,970

Issuance of 4,000,000 shares
of Common Stock @ par upon
exercise of warrants                                                           (40,000)                             0

Conversion of 400 shares of
Series A Convertible Preferred
Stock to Common Stock
                                  ---------    ---    -------    ------     ----------     ----------        --------
Balance at June 30, 2000          1,629,930   $100    937,000   $37,480    $45,971,593   $(49,442,712)      $(821,967)
                                  =========    ===    =======    ======     ==========     ==========        ========



                                                                Series A Convertible    Series B Convertible
                                         Common Stock                Preferred               Preferred
                                     Shares       Amount        Shares      Amount	Shares     Amount
Balance at March 31, 2000          43,068,221    $430,682       202,658   $673,936     146,695  $1,466,954

Net loss for the three months
ending June 30, 2000

Additional issuance costs
of 15m shares issued Q 1

Issuance of 4,000,000 shares
of Common Stock @ par upon
exercise of warrants               4,000,000      40,000

Conversion of 400 shares of
Series A Convertible Preferred
Stock to Common Stock                    400           4          (400)        (4)

                                  ----------     -------       -------    -------     -------  ---------
Balance at June 30,2000           47,068,621    $470,686       202,258   $673,932     146,695	$1,466,954
                                  ==========     =======       =======    =======     =======  =========


                                          Series C
                                          Preferred           Subscribed Stock        Capital in      Accumulated
                                      Shares    Amount        Shares     Amount       Excess/par      Deficit         Total
Balance at March 31, 2000            1,629,930   $100        937,000   $37,480     $46,022,946     $(48,031,279)     $600,819

Net loss for the three months
ending June 30, 2000                                                                                 (1,411,434)   (1,411,434)

Additional issuance costs
of 15m shares issued Q 1                                                               (11,352)                       (11,352)

Issuance of 4,000,000 shares
of Common Stock @ par upon
exercise of warrants                                                                   (40,000)                             0

Conversion of 400 shares of
Series A Convertible Preferred
Stock to Common Stock                                                                                                       0

                                    ---------    ---        -------    ------       ----------       ----------      --------
Balance at June 30,2000             1,629,930   $100        937,000   $37,480      $45,971,594     $(49,442,713)    $(821,967)
                                    =========    ===        =======    ======       ==========       ==========      ========


                                  -11-


NOTE 10: RELATED PARTY TRANSACTIONS

     Ivan J. Hughes, the Company's Chairman of the Board and Acting Chief Executive Officer, is the President of the Plastic's Division, and a member of the Executive and Compensation Committees of Duro Bag. For the six months ended June 30, 2000 and the month ended July 31, 2000, Duro Bag issued purchase orders to the Company for $1,343,465 and $91,571, respectively, to purchase bags for Duro Bag customers. The Company manufactures these products on behalf of Duro Bag for its customers. The Company sells these products on terms as contracted between Duro Bag and its customers, which terms are equal, if not better, than the Company could obtain from its other customers for these products. There are no assurances that the Company will receive similar orders from Duro Bag during the remainder of this year. These orders represented 16% of sales during the six-month period ended June 30, 2000.

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

     Three of the Company's directors, Gary R. Edidin, Allen S. Gerrard and Theodore L. Koenig, are either related to DGJ or have
been designated by DGJ.   The financial restructuring described
in Note 2 and all other transactions between the Company and DGJ will be deemed to be related party transactions due to the relationships of these directors with DGJ. Also, Theodore L. Koenig, was a partner with Holleb & Coff, a Chicago-based law firm, from 1987 through June 1999. Holleb & Coff provided legal services to the Company from February 1999 through May 2000.

NOTE 11: RECLASSIFICATIONS

     Certain items in the income statements for the three and six months ended June 30, 1999 have been reclassified to conform to current presentation. These items were expenses that had been included in cost of goods sold on the income statements for the three and six months ended June 30, 1999, which have been reclassified in selling, general and administrative expenses. This reclassification had no effect on the loss from operations as previously reported for the three and six months ended June 30, 1999.



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



                           `     -12-



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



                     RESULTS OF OPERATIONS

SECOND QUARTER OF 2000 COMPARED TO THE SECOND QUARTER OF 1999


     For the second quarter ended June 30, 2000, the Company had sales of $3,760,476 compared to sales of $4,130,980 for the second quarter ended June 30, 1999, a decrease of 9%.

     Cost of goods sold for the second quarter of 2000 was $3,655,572, or 97% of sales, compared to $3,339,069, or 81% of sales, in the second quarter of 1999. The increase in cost of goods sold, as a percentage of sales, was primarily due to resin price increases.

     Selling, general and administrative expense for the second quarter of 2000 was $973,628, or 26% of sales, compared to
$898,456, or 22% of sales, in the second quarter of 1999.   The
increase in selling, general and administrative expense, as a percentage of sales, is due primarily to increased freight costs caused by fuel increase charges.

     For the second quarter of 2000, interest expense was $542,709,
compared to $560,333 for the second quarter of 1999.   The decrease
in interest expense is due to a decrease in credit line financing.

     The net loss before extraordinary income was $1,411,433 in the second quarter of 2000 compared to a net loss of $639,907 in the
second quarter of 1999.   The increase in the loss before
extraordinary income was primarily due to an increase in cost of goods sold as a percentage of sales.

     No extraordinary income was reported for the second quarter of 2000. Extraordinary income of $185,945 in the second quarter of 1999 was the result of the financial restructuring in January 1999 and the resulting discounts from settlements with unsecured creditors.

     Net loss after extraordinary income was $1,411,433 for the second quarter of 2000, compared with a loss of $453,962 in the second quarter of 1999. The increase in net loss was primarily caused by an increase in selling, general and administrative expense.

     The Company had basic and diluted net loss before extraordinary income of $0.03 per share in the second quarter of 2000 compared to a loss before extraordinary income of $0.03 per share in second quarter of 1999. The Company had basic and diluted net loss after extraordinary income of $0.03 per share in the second quarter of 2000 compared to a loss after extraordinary income of $0.02 per share in second quarter of 1999.


FIRST SIX MONTHS OF 2000 COMPARED TO THE FIRST SIX MONTHS OF 1999

     For the first six months ended June 30, 2000, the Company had sales of $8,486,432 compared to sales of $7,471,964 for the first six months ended June 30, 1999, an increase of 14%.

     Cost of goods sold for the first six months of 2000 was $9,248,814, or 109% of sales, compared to $5,995,233, or 80% of sales, in the first six months of 1999. The increase in cost of goods sold, as a percentage of sales, was primarily due to resin price increases.

     Selling, general and administrative expense for the first six months of 2000 was $2,002,211, or 24% of sales, compared to $1,783,482, or 24% of sales, in the first six months of 1999.


     For the first six months of 2000, interest expense was $1,085,898, compared to $832,105 for the first six months of 1999.
 The increase in interest expense is due to the conversion of operating leases to capital leases as a result of the financial restructuring in January 1999, described below, and increases in subordinated debt and the note to related party.

     The net loss before extraordinary income was $3,850,491 in the first six months of 2000 compared to a net loss of $1,095,873
in the first six months of 1999.   The increase in the loss before
extraordinary income was due to increases in cost of goods sold and interest expense.

     No extraordinary income was reported for the first six months of 2000. Extraordinary income of $1,917,707 in the first six months of 1999 was the result of the financial restructuring in January 1999 and the resulting discounts from settlements with unsecured creditors.

     Net loss after extraordinary income was $3,850,491 for the first six months of 2000, compared with a net income of $821,834 in the first six months of 1999. The change from net income to net loss was primarily caused by extraordinary income in 1999 and increases in cost of goods sold and interest expense.

     The Company experienced losses in prior years resulting in operating loss carryforwards for federal and state income tax purposes. Due to the Company's past history, no benefit was recognized for net operating loss carryforwards because of the uncertainty of realization.

     The Company had basic and diluted net loss before extraordinary income of $0.10 per share in the first six months of 2000 compared to a loss before extraordinary income of $0.05 per share in the first six months of 1999. The Company has basic and diluted net loss after extraordinary income of $0.10 per share in the first six months of 2000 compared to a net income of $0.04 per share in the first six months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Since its initial public offering in October 1990, the Company has generated funds to finance its activities through both public sales and private placements of its securities, as well as bank loans, equipment lease financing and cash from operations.

     Currently the Company does not have readily available sources of funds for working capital. In the second quarter of 2000, it borrowed additional funds and is currently in default on some of its borrowings and its equipment lease.

     The Company anticipates entering into a contract with a Fortune 500 company along with film supply agreements with other companies, as well, in the second half of 2000. These additional sales, coupled with the expansion of our Handi-Sac (trademark) and Fresh-Sac (registered trademark) proprietary products, should result in increased revenues to meet the Company's near term financial obligations. The Company hasalso retained the consulting firm of Brent I. Kugman and Associatesto assist in evaluating various strategic alternatives available to the Company, including its possible sale or merger.

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

     The Company failed to make interest payments to DGJ totaling approximately $480,000 during the period of September 1999 through July 2000. As this has caused an event of default, as defined in the amended promissory note, DGJ is entitled to various rights and remedies under the amended promissory note and the Agreement, as defined below, including, but not limited to, the right to declare all or any part of the unpaid principal amount of the amended promissory note outstanding to be due and payable. As of July 31, 2000, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the amended promissory note default is to be cured. DGJ made additional advances to the Company totaling $1,752,000 during the period from September 1, 1999 through June 30, 2000.

     On August 19, 1999, the Company entered into a credit line agreement with a bank that provides it with $4,000,000 of financing secured by its accounts receivable, inventory and other certain assets. The loan facility bears interest at a rate of 1.5% above the bank's prime rate. At June 30, 2000, the balance outstanding under this agreement was $1,948,309. The loan is in default at June 30, 2000, as the Company failed to meet certain financial covenants. LaSalle and the Company have signed a forbearance agreement as of July 2000.

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

     The Company is in default on the equipment lease with DGJ as it failed to make lease payments of $102,000 per month for the months of September 1999 through July 2000, or $1,122,000 in total. As this has caused an event of default, as defined in the equipment lease, DGJ is entitled to various rights and remedies under the equipment lease and the Agreement including, but not limited to, the right to have any and all remaining sums under the lease become immediately due and payable and the right to repossess the leased equipment. As of July 31, 2000, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the equipment lease default is to be cured.

    On October 12, 1999 and March 17, 2000 DGJ advanced an additional $102,000 and $150,000, respectively, for the purchase of additional equipment, pursuant to a promissory note providing for a single principal payment on February 1, 2004. The annual interest rate is 10%, and interest is due monthly. The note is secured and is subject to the same subordination terms as the amended note, as reflected in the intercreditor agreement, described above. As of July 31, 2000, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the amended promissory note default is to be cured.

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

     As of June 30, 2000, 6,563,000 of the 7,500,000 warrant shares issued to management in connection with the January 1999 Financing were converted into Common Stock.

     On March 17, 2000, the Company completed a rights offering for 15,000,000 shares of its Common Stock to its stockholders of record as of the close of business on December 2, 1999. Each non-affiliated stockholder of the Company received one right for each share of the Company's Common Stock, which it owned. Each of the rights entitled stockholders to purchase 0.7 shares of Common Stock at $0.04 per share. The rights offering was oversubscribed and the Company used the $571,970 of gross proceeds for working capital and other corporate-related purposes.

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

                  EQUIPMENT AND LEASE FINANCING

     Pursuant to the Securities Purchase Agreement between the Company and DGJ dated January 27, 1999 (the "Agreement"), the Company entered into a ten year Equipment Lease with DGJ (the "Equipment Lease"), whereby the Company agreed to lease certain equipment for $1,224,000 (interest only at 18%) per year, payable in equal monthly installments. The Equipment Lease replaced existing equipment leases, which have been terminated, in which the Company was in default or which were subject to judgments due to past due payments owed by the Company.

     In February 1999, the Company borrowed approximately $219,000 from DGJ to purchase additional pieces of equipment. This loan bears interest at a rate of 10% per annum and has the same maturity as the Equipment Lease (Note 2).

                           LIQUIDITY

     The Company's cash flow was enhanced by $1,460,892 from depreciation and amortization non-cash charges in the first six months of 2000. Inventory and accounts receivable decreased by a total of $1,533,070 during the first six months of 2000. The current asset ratio was 0.34:1 at June 30, 2000 and 0.51:1 at December 31, 1999. The debt to equity ratio was 8.5:1 at December 31, 1999. At June 30, 2000, total liabilities exceeded total assets resulting in a deficit equity of $821,967.

                       IMPACT OF INFLATION

     Inflation during the second quarter of 2000 did have an impact on operating results.

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

     A notice of potential claim has been sent by a group of investors to both the Company and its insurance carrier. This notice alleges that the Company's former management made misrepresentations concerning registration rights attendant to the securities purchased by them pursuant to Regulation D, Rule 144A and Regulation S of the Securities Act of 1933, as amended. On October 28, 1999, the securities held by this group of investors were registered with the SEC. The Company believes that any disposition in connection with this potential claim will not have a material effect on its operations. Except as noted below, no further action has been taken by this group of investors as of June 30, 2000.

     On October 4, 1999, Professional Edge Fund, L.P. ("Pro Edge"), one of the group of investors, described above, filed suit against the Company in the Court of Common Pleas of Philadelphia County Trial Division, Action No. 000147. Pro Edge also named as defendants C. Jill Beresford, our former Vice President of Marketing, Dennis N. Caulfield, our former Chief Executive Officer and our former Chairman of the Board of Directors, and Newport Capital Partners in this matter. Pro Edge has alleged that we have breached a contract in regards to the registration of shares it purchased in a private placement of our shares in November 1997 and that we have been unjustly enriched based on the sale of these unregistered shares. Pro Edge sought damages in an amount of approximately $1,013,000 plus interest, costs and expenses of the lawsuit. On February 28, 2000, the Company was advised that this action was dismissed without prejudice based upon improper venue. As of June 16, 2000, Pro Edge re-filed suit against the Company in the United States District Court for the District of Massachusetts, Action #CV-10568-RWZ.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

             a)      On January 27, 1999 the Company issued a promissory
             note in the aggregate principal amount of $3,200,000 to DGJ (the "Note"). The Note matures at the latest on February 1, 2004, had an interest rate of 6% per annum payable monthly in arrears and is secured by all assets of the Company. As part of the new financing agreement obtained with a bank on August
             19, 1999, the Company entered into an amended loan agreement with DGJ (the "Amended Note"), which restated the Note and included $1,573,585, representing subsequent advances made to the Company, an equipment loan made in March 1999 and past due interest on obligations of the Company to DGJ. The
             Amended Note bears interest at 10% per annum. The addition to the Note is payable on demand. An intercreditor agreement with the bank providing credit line financing as of August 19, 1999, provides certain terms that must be met by the Company before DGJ can collect on its obligations. The Company failed to make interest payments to DGJ of $436,364 as of June 30, 2000 and $43,636 in July 2000 or
             $480,000 in total on its obligation. As this has caused an Event of Default, as defined in the Amended
             Note, DGJ is entitled to various rights and remedies under the Amended Note and the Securities Purchase Agreement, including, but not limited to, the right to declare all or any part of the unpaid principal amount of the Amended Note outstanding to be due and payable. As of July 31, 2000, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the Amended Note default is to be cured.

             b) The Company was in default on the equipment lease with DGJ as it failed to make lease payments of
             $102,000 per month for the months of September 1999
             through July 2000, or $1,122,000 in total.   As this
             has caused an Event of Default, as defined in the equipment lease, DGJ is entitled to various rights and remedies under the equipment lease and the Securities Purchase Agreement, including, but not limited to, the right to have any and all remaining sums under the lease become immediately due and payable and the right to repossess the leased equipment. As of July 31, 2000, DGJ has indicated a willingness to defer exercising its rights and remedies upon default pending discussion with the Company regarding how the equipment lease default is to be cured.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          On June 8, 2000, the Company had its Annual Meeting of
          Stockholders in which the following resolutions were adopted:

               1. Gary R. Edidin, Bruce M. Fleisher and Theodore L. Koenig serve as Class III directors for a term expiring in 2002.

               2. Livingston & Haynes, P.C. to serve as the independent accountants for the Company for the year ending


ITEM 5. OTHER INFORMATION

               a) On July 19, 2000, the Company reported that it has retained the consulting firm of Brent I. Kugman and Associates to assist in evaluating various strategic alternatives available to the Company, including its possible sale to a potential purchaser or merger with a potential partner.

               b) Effective July 27, 2000, Mr. Bruce M. Fleisher resigned from the Board of Directors.

               c) On August 3, 2000, the Company appointed Ivan J. Hughes, the Company's Chairman of the Board of
               Directors, to the position of Acting Chief
               Executive Officer. In such capacity, Mr. Hughes is now responsible for the Company's day-to-day
               operations.   The Company also announced the
               resignation of Mr. Peter W. Blackett as Senior Vice President of Sales, effective August 18, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a) Exhibit 10.1 - Employment Agreement with Mr. Jay Shapiro, Vice President of Operations.

b)   Exhibit 27 - Financial Data Schedule

c) The Company did not file any reports on Form 8-K during the three-month period ended June 30, 2000.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BPI PACKAGING TECHNOLOGIES,
                              INC.


Date:  August 14, 2000


                              By:  /s/ Ivan J. Hughes
                                   Acting Chief Executive Officer



                              By: /s/ James F. Koehlinger
                                      Chief Financial Officer and
                                      Treasurer