Form 10-Q
period 2000-09-30
BPI PACKAGING TECHNOLOGIES INC
filed 2000-12-01
CIK 866751

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q
         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

   FOR QUARTERLY PERIOD ENDED               COMMISSION FILE NUMBER
       SEPTEMBER 30, 2000                         1-10648

                   BPI PACKAGING TECHNOLOGIES, INC.
        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       DELAWARE                                04-2997486
  (STATE OR OTHER  JURISDICTION OF (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the bid and ask prices of the Common Stock and Series A Convertible Preferred Stock, as reported by the OTC Bulletin Board on November 8, 2000 was approximately $734,270 for the Common Stock and $183,358 for the Series A Convertible Preferred Stock. As of November 8, 2000, 47,068,621 shares of Common Stock, $0.01 par value per share, were outstanding, and 183,358 shares of Series A Convertible Preferred Stock, $0.01 par value per share, were outstanding.






                   BPI PACKAGING TECHNOLOGIES, INC.

                                INDEX


PART I - FINANCIAL INFORMATION                         Page No.


Item 1.  Financial Statements

     Report of Independent Accountants -                      1

     Consolidated Balance Sheets as of September 30, 2000
       and December 31, 1999 . . . . . .-                     2


     Consolidated  Statement of Operations - Three Month
       periods ended September 30, 2000 and September 30,
       1999............-                                      4

     Consolidated  Statement of Operations - Nine Month
       periods ended September 30, 2000 and September 30,
       1999.....-                                             5

     Consolidated Statement of Cash Flows
       periods ended  September 30, 2000 and September 30,
       1999.....-                                             6

     Notes to Consolidated Financial Statements
      ...................

Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations
       ....................

Item 3.  Quantitative and Qualitative Disclosures about Market Risk


PART II - OTHER INFORMATION

Item 1.  Legal
         Proceedings.............................................


Item 2.  Changes in Securities and Use of
         Proceeds.........
Item 3.  Default Upon Senior
         Securities................................
Item 4.  Submission of Matters to a Vote of Security
         Holders...........
Item 5.  Other
         Information....................................


                                      21

Item 6.  Exhibits and Reports on Form 8-K....................


         SIGNATURES............................................
















                                         22


                  REPORT OF INDEPENDENT ACCOUNTANTS

                                        November 3, 2000

To the Board of Directors and Stockholders of BPI Packaging Technologies, Inc.

     We have reviewed the accompanying consolidated balance sheets of BPI Packaging Technologies, Inc. (the "Company") and subsidiaries as of September 30, 2000 and the related consolidated statement of operations,and cash flows for the three and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American
Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of the Company.

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

     The financial statements for the three and nine months ended
September 30, 1999 were not audited or reviewed by us and we express no opinion or assurance on them.

     As discussed in Note 2, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.


/s/ Livingston & Haynes, P.C.

Livingston & Haynes, P.C.
Wellesley, Massachusetts

PART I.      FINANCIAL INFORMATION



ITEM 1.      FINANCIAL STATEMENTS

                  BPI PACKAGING TECHNOLOGIES, INC.
                     CONSOLIDATED BALANCE SHEET
                               ASSETS



                                        SEPTEMBER 30,   DECEMBER 31,
                                             2000          1999
                                          (UNAUDITED)

Current assets

   Cash                                   $    17,838  $     48,041

   Accounts receivable, net                 1,880,269     2,515,892

   Inventories, net                         1,448,163     2,697,056

   Prepaid expenses and other
        current assets, net                   111,862        30,138
                                           ----------    ----------
      Total current assets                  3,458,132     5,291,127



Property and equipment, net                15,006,333    16,515,668

Deposits - leases and equipment purchases     257,673       133,425

Loans to former officers, net                   6,668         6,807

Other assets                                1,322,275     1,305,858
                                           ----------    ----------
                                            1,586,616     1,446,090
                                           ----------    ----------
                                          $20,051,081   $23,252,885
                                           ==========    ==========


              See "Report of Independent Accountants"

            The accompanying notes are an integral part of these consolidated financial statements.

                  BPI PACKAGING TECHNOLOGIES, INC.

                     CONSOLIDATED BALANCE SHEET

                LIABILITIES AND STOCKHOLDERS' EQUITY

                                            SEPTEMBER      DECEMBER
                                               30,           31,
                                              2000          1999

                                           (UNAUDITED)

Current liabilities


   Note payable                          $ 2,835,066     $ 3,299,259

   Accounts payable                        4,525,555       3,285,453

   Accrued expenses                          695,312       1,943,034

   Notes payable - related party           4,925,267       1,873,585

   Capitalized lease obligations           7,052,000       6,902,000

   Subordinated debt                       2,920,000       2,720,000
                                          ----------      ----------
      Total current liabilities          $22,953,200     $20,023,331



Long-term liabilities

   Accounts payable long term                183,373         773,000
                                          ----------       ---------
      Total long-term liabilities            183,373         773,000




Stockholders' Equity


   Series B convertible preferred
      stock,$0.01 par value                1,466,954       1,466,954

   Series A convertible preferred
      stock,$0.01 par value                  673,932         673,936

   Series C redeemable preferred
      stock,$0.01 par value                      100             100



   Common stock, $0.01 par value;
      shares authorized - 150,000,000.
      Shares issued and outstanding
      47,068,6216 at September 30, 2000      470,686         280,682
      and 28,068,2212 at December 31, 1999

   Subscribed Stock                           37,480          37,480

   Capital in excess of par value         45,971,594      45,589,623

   Accumulated deficit                   (51,706,238)    (45,592,221)
                                         -----------     -----------
                                          (3,085,492)      2,456,554
                                         -----------     -----------
                                        $ 20,051,081    $ 23,252,885
                                         ===========     ===========


               See "Report of Independent Accountants"

             The accompanying notes are an integral part of these consolidated financial statements.

                   BPI PACKAGING TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENT OF OPERATIONS
                                     -------THREE MONTHS ENDED------

                                       SEPTEMBER 30,    SEPTEMBER 30,
                                           2000             1999
                                               (UNAUDITED)


Net sales                              $ 3,509,281       $ 5,183,632

Cost of goods sold                       4,169,882         4,968,287
                                        ----------        ----------
  Gross profit (loss)                     (660,601)          215,345

Operating expenses:

  Selling, general and
  administrative                         1,051,491         1,078,423
                                        ----------        ----------
   Loss from operations                 (1,712,092)         (863,078)

Other (expense) income:

  Interest / other expense                (551,433)         (522,609)

  Interest / other income                     -               10,093
                                         ----------        ---------
                                           (551,433)        (512,516)



Net loss before extraordinary income     (2,263,525)      (1,375,594)



Extraordinary income - gain on
  debt restructuring                           -               2,758
                                          ---------        ---------

Net loss after extraordinary income    ($ 2,263,525)    ($ 1,372,836)
                                          =========        =========



Loss per share before extraordinary
 income:


Basic and diluted net loss per share       ($ 0.05)         ($  0.06)

Shares used in computing basic and
diluted net earnings (loss) per share   47,068,621        22,359,512


Loss per share after extraordinary
income:

Basic and diluted net loss per share       ($ 0.05)          ($ 0.06)

Shares used in computing basic and
diluted net earnings (loss) per share   47,068,621        22,359,512




               See "Report of Independent Accountants"

             The accompanying notes are an integral part of these consolidated financial statements.

                  BPI PACKAGING TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENT OF OPERATIONS

                                     -------NINE MONTHS ENDED------
                                                   ---

                                     SEPTEMBER 30,   SEPTEMBER 30,
                                          2000          1999
                                              (UNAUDITED)

     Net sales                       $ 11,995,713    $ 12,655,596

     Cost of goods sold                13,418,696      10,963,520
                                       ----------      ----------
       Gross profit (loss)             (1,422,983)      1,692,076



     Operating expenses:
       Selling, general and
       administrative                   3,053,703       2,887,941
                                        ---------       ---------
        (Loss) from operations         (4,476,686)     (1,195,865)

     Other (expense) income:
       Interest / other expense        (1,637,331)     (1,354,713)

       Interest / other income               -             79,112
                                        ---------       ---------
                                       (1,637,331)     (1,275,601)

     Net loss before extraordinary
     income                            (6,114,017)     (2,471,466)

     Extraordinary income - gain on
     debt restructuring                      -          1,920,465
                                        ---------       ---------
     Net loss after extraordinary
     income                           ($6,114,017)      ($551,001)

     Loss per share before
     extraordinary income:

     Basic and diluted net loss per
     share                                ($ 0.15)        ($ 0.11)

     Shares used in computing basic and
     diluted net earnings (loss)
     per share                         40,874,790      21,787,413



     Loss per share after extraordinary
     income:

     Basic and diluted net loss per
     share                                ($ 0.15)        ($ 0.03)

     Shares used in computing basic and
     diluted net earnings (loss)
     per share                         40,874,790      21,787,413






                   See "Report of Independent Accountants"

                 The accompanying notes are an integral part of these consolidated financial statements.

                      BPI PACKAGING TECHNOLOGIES, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             ----NINE MONTHS ENDED ----

                                                 SEPTEMBER   SEPTEMBER
                                                    30,         30,
                                                   2000        1999
                                                      (UNAUDITED)

       Cash flows from operating activities:

           Net loss                           ($6,114,017)   ($ 551,001)

           Adjustments to reconcile net
              income to net cash
              provided by (used in)
              operating activities:

           Depreciation and amortization        2,162,838     2,064,011
           Gain on restructuring of accounts
              payable                                -       (1,920,465)
          (Increase) decrease in accounts
              receivable - trade                  635,623      (891,464)
          (Increase) decrease in inventories    1,248,893    (1,236,477)
           Increase in prepaid expenses and
              other current assets                (81,724)      (37,999)
           Increase (decrease) in accounts
              payable                             650,475    (2,174,129)
           Increase (decrease) in other
              accrued expenses                 (1,247,722)      499,977
                                                ---------     ---------
           Total adjustments                    3,368,383    (3,696,546)
                                                ---------     ---------
           Net cash provided by (used in)
              operating activities             (2,745,634)   (4,247,547)



       Cash flows from investing activities:
           Additions to property and equipment   (596,502)     (939,365)
          (Increase) decrease in deposits        (124,248)        6,773
          (Additions) payments to property and
              equipment debt refinancing          150,000    (1,678,973)
           Decrease (Increase) in loans to
              former officer                          139          (545)
                                                ---------     ---------
            Net cash provided by (used in)
              investing activities               (570,611)   (2,612,110)


       Cash flows from financing activities:
           Net proceeds (payments) under note
              payable - bank                     (464,193)    1,580,711
           Capitalized financing costs            (73,417)   (1,105,908)
           Refinance of capital and operating
              leases                                 -       (5,443,763)
           Notes payable to related party       3,051,682     1,573,585
           Refinanced capital lease obligation       -        6,800,000
           Subordinated debt addition             200,000     3,200,000
           Net proceeds from sales of stock
              and exercise of warrants            571,970       300,100
                                                ---------     ---------
           Net cash provided by (used in)
              financing activities               3,286,042    6,904,725

                                                 ---------    ---------
       Net (decrease) increase in cash             (30,203)      45,068
       Cash at beginning of period                  48,041       73,116
                                                 ---------    ---------
       Cash at end of period                    $   17,838   $  118,184
                                                 =========    =========


                   See "Report of Independent Accountants"

                 The accompanying notes are an integral part of these consolidated financial statements.
                                 F-6




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

     In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

    In connection with the January 1999 Financing, DGJ required certain members of the Company's then management, C. Jill Beresford, James F. Koehlinger, Hanspeter Schulz, Richard H. Nurse and Ivan J. Hughes, to invest $300,000, in the aggregate, in the Company's warrants. As of September 30, 2000, 6,563,000 of the 7,500,000 issued warrant shares were converted into Common Stock.

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

    The Company also refinanced its equipment, capital and operating leases in January 1999 when it entered into an equipment lease with DGJ. The new lease carries no debt reduction obligation and was treated as long-term debt. The combined monthly payments under the retired leases were reduced from approximately $305,000 per month to $102,000 per month under the new equipment lease with DGJ. The term of the lease is ten years and its monthly payment of $102,000 represents interest only.

    The Company is in default on the equipment lease with DGJ as it failed to make lease payments of $102,000 per month for the months of September 1999 through October 2000, or $1,428,000 in total. As this has caused an event of default, as defined in the equipment lease, DGJ is entitled to various rights and remedies under the equipment lease and the Agreement including, but not limited to, the right to have any and all remaining sums under the lease become immediately due and payable and the right to repossess the leased equipment. Since no formal agreement has been executed between the Company and DGJ to cure the event of default, this obligation has been reclassified as a current liability as of September 30, 2000.

    Also in January 1999, the Company entered into agreements with most of its unsecured creditors that provided for a discounted payment in February 1999 or permitted the Company to pay the entire balance without interest over a three-year period.

    On August 19, 1999, the Company entered into a series of transactions with LaSalle Business Credit, Inc. ("LaSalle") and DGJ to refinance the indebtedness incurred as part of the January 1999 Financing. The Company's loan agreement with LaSalle provides the Company with a $4,000,000 revolving line of credit. This credit facility is secured by a first priority security interest in its accounts receivable, inventory and certain other assets. DGJ is the lessor of substantially all the equipment that the Company uses, under a capital lease, and holds a first priority security interest in its equipment. LaSalle received a second priority security interest in the Company's equipment. Certain of the proceeds of this credit facility were used to retire existing indebtedness the Company owed to Franklin, including the factoring agreement and revolving note described above, while the remaining proceeds were used to retire some of the Company's other indebtedness and for working capital purposes. This credit facility bears interest at a fluctuating rate equal to 1.5% per annum above the prime rate of LaSalle in effect from time to time and matures in three years. As of September 30, 2000, the balance outstanding under this agreement is $2,835,066. The loan is in default as of September 30, 2000, as the Company failed to meet certain loan covenants. The Company is currently under-collateralized in its obligation with the bank.

    In addition, the Company and DGJ amended and restated the Note since the Company was unable to fulfill the financial obligations under the terms of the loan and lease documents with DGJ. To cure the defaults, the Company restated the Note to include, in addition to the original principal and interest accrued thereunder at 6%, all amounts outstanding under: (i) an equipment loan made by DGJ to the Company as of March 1, 1999 in the original principal amount of $218,665; (ii) a series of advances made to the Company by Franklin during the second quarter of 1999 (which totaled approximately $900,000, and were reduced to approximately $660,000 after application of proceeds of the credit facility), rights to repayment of which were subsequently assigned by Franklin to the Company; (iii) delinquent payments under the DGJ lease of approximately $570,000; and (iv) interest on the foregoing. The resulting balance of $4,773,585 was restated as the principal amount of a new amended promissory note. The amended promissory note is payable as follows: $3,200,000 of principal is due and payable on February 1, 2004, or earlier by acceleration, as described in the Agreement, or otherwise, and $1,573,585 is due and payable pursuant to the terms of an intercreditor agreement between DGJ and LaSalle. The amended promissory note bears interest at a rate of 10% per annum, and is secured by all Company assets, subordinated to LaSalle except as to equipment.

    The Company failed to make interest payments to DGJ totaling approximately $610,000 during the period of September 1999 through October 2000. As this has caused an event of default, as defined in the amended promissory note, DGJ is entitled to various rights and remedies under the amended promissory note and the Agreement including, but not limited to, the right to declare all or any part of the unpaid principal amount of the amended promissory note outstanding to be due and payable. Since no formal agreement has been executed between the Company and DGJ to cure the event of default, this obligation has been reclassified as a current liability as of September 30, 2000.

    During the period of September 1, 1999 through September 30, 2000, DGJ made additional advances to the Company totaling $1,802,000. These loans bear interest at the rate of 10% per annum with interest payable monthly, and the principal is due and payable on the same date as the maturity date of the amended promissory note discussed above.

    The Series C Preferred Stock is redeemable in the Company's discretion if the amended promissory note payable to DGJ has been retired in its entirety. The shares of the Series C Preferred Stock are not convertible into shares of Common Stock and have no preferences upon liquidation, dissolution, winding up or insolvency. The holders of the Series C Preferred Stock have no voting right; provided, however, upon an event of default, as defined in the Agreement, holders of the Series C Preferred Stock will be entitled to vote with holders of Common Stock as a single class in each matter submitted to a vote of the Company's stockholders, with each share of the Series C Preferred Stock having 30 votes.

     At the Company's annual meeting of stockholders on August 24, 1999, its stockholders approved an increase in its authorized number of shares of Common Stock from 60,000,000 to 150,000,000 shares. The Company utilized some of these newly authorized shares to complete a rights offering of 15,000,000 shares of its Common Stock in March 2000 resulting in the Company receiving $571,970 of gross proceeds for working capital and other corporate-related purposes.

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

     For the nine-month periods ended September 30, 2000 and 1999, the Company had recorded a net loss before extraordinary income. Therefore, basic and diluted earnings per share are the same due to the anti-dilutive effect of potential common shares outstanding. Anti-dilutive potential common shares excluded from the computation include common shares issuable upon the exercise of stock options and common shares issuable upon the conversion of redeemable convertible preferred stock or upon the exercise of warrants.


NOTE 4:   ACCOUNTS RECEIVABLE-NET

    Accounts receivable-trade
consists of the following:

                                     September 30,           December 31,
                                        2000                   1999

Accounts receivable-trade             $2,085,721              $2,646,344
Allowance for doubtful accounts          (55,452)                (55,452)
Allowance for credits                   (150,000)                (75,000)
                                       ---------               ---------
                                      $1,880,269              $2,515,892


NOTE 5:   INVENTORIES

     Inventories consist of the following:

                                    September 30,           December 31,
                                        2000                   1999


Raw materials                       $   469,078               $1,133,963
Finished goods                          979,085                1,563,093
                                     ----------                ---------
                                     $1,448,163               $2,697,056


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

NOTE 7:    NOTE PAYABLE

    On August 19, 1999, the Company entered into a credit line agreement with a bank that provides the Company with $4,000,000 of financing secured by the Company's accounts receivables, inventory and other certain assets. The loan facility bears interest at a rate of 1.5% above the bank's prime rate. At December 31, 1999 and September 30, 2000, the balances outstanding under this agreement were $3,299,259 and $2,835,066, respectively. The loan is in default as of September 30, 2000 as the Company failed to meet certain financial covenants.

NOTE 8:   NOTES PAYABLE

    On January 27, 1999 the Company issued a promissory note in the aggregate principal amount of $3,200,000 to DGJ (Note 2). The Note matures on February 1, 2004, had an interest rate of 6% per annum payable monthly in arrears and is secured by all assets of the Company. As part of the new financing agreement obtained with a bank on August 19, 1999, the Company entered into an amended loan agreement with DGJ (the

    On August 11, 2000, a director of the Company advanced $88,000 for a deposit on an equipment purchase on behalf of the Company. On August 11, 2000, the Company issued a promissory note in the principal amount of $88,000 to the director. This note is unsecured and is payable on demand and bears interest at 10% per annum payable monthly in arrears. The Company is in default on this loan as of September 30, 2000 as the Company failed to make interest payments of $4,889 as of September 30, 2000.

          At September 30, 2000, Notes Payable







          NOTE 9: CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000

                                                      Series A Convertible Series B Convertible      Series C
                                      Common Stock            Preferred           Preferred          Preferred
                                    Shares     Amount   Shares    Amount   Shares      Amount     Shares   Amount
Balance at 12/31/99               28,068,221  $280,682  202,658   $673,936 146,695  $1,466,954  1,629,930  $ 100

Net loss for the nine months
ended September 30, 2000

Issuance of 15,000,000 shares of
Common Stock at $0.04\share       15,000,000  $150,000

Issuance of 4,000,000 shares
of Common Stock @ par upon
exercise of warrants               4,000,000   $40,000

Conversion of 400 shares of
 Series A Convertible Preferred
Stock to Common Stock                    400        $4     (400)	$  (4)

Balance at 9/30/00                47,068,621  $470,686  202,658  $673,932  146,695  $1,466,954  1,629,930  $ 100



(Continued)                       Subscribed Stock Capital in   Accumulated
                                  Shares   Amount  Excess/par    Deficit        Total
Balance at 12/31/99              937,000 $37,480 $45,589,623 $(45,592,221)  $2,456,554

Net loss for the nine months
ended September 30, 2000                                      $(6,114,017) $(6,114,017)

Issuance of 15,000,000 shares of
Common Stock at $0.04\share                         $421,970                  $571,970

Issuance of 4,000,000 shares
of Common Stock @ par upon
exercise of warrants                                $(40,000)                     $  0

Conversion of 400 shares of
 Series A Convertible Preferred
Stock to Common Stock

Balance at 9/30/00                937,000 $37,480 $45,971,594 $(51,706,238)$(3,085,492)
















NOTE 10:      RELATED PARTY TRANSACTIONS

    Ivan J. Hughes, the Company's Chairman of the Board and Acting Chief Executive Officer, is a member of the Executive Committee and
Board of Directors of Duro Bag.   For the three and nine month
periods ended September 30, 2000 and the month ended October 31, 2000, Duro Bag issued purchase orders to the Company for $140,553, $2,680,883 and $20,180, respectively, to purchase bags for Duro Bag customers. The Company manufactures these products on behalf of Duro Bag for its customers. The Company sells these products on terms as contracted between Duro Bag and its customers, which terms are equal to, if not better than, the price the Company could obtain from its other customers for these products. There are no assurances that the Company will receive similar orders from Duro Bag during the remainder of this year. These orders represented 22% of sales during the nine-month period ended September 30, 2000.

    In November 1990, the Company established an officer's loan receivable to Dennis N. Caulfield, its Chairman, for $132,197. The note was amended in April 1998 and the interest rate changed to 6% effective on November 1990 and is now payable on or before January 1, 2001. Interest on the loan, along with advances for travel not offset by expense records, caused the loan balance to equal
$586,978 as of December 31,1997.    Mr. Caulfield did not make any
payments on the loan from the period beginning 1990 through December 31, 1997. Accordingly, the Company reserved the full amount of this loan on that date. Also, no payments were made in 1998. In addition, the Company paid, on behalf of the former Chairman, approximately $36,000 of a $200,000 personal income tax levy imposed by the Massachusetts Department of Revenue on Mr. Caulfield in exchange for an interest bearing note due on or before June 30, 1998, which has not yet been repaid. This note was reserved for as of December 31, 1999.

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

    On August 11, 2000, Ivan J. Hughes, a director of the Company, advanced $88,000 for a deposit on an equipment purchase on behalf
of the Company.   On August 11, 2000, the Company issued a
promissory note in the principal amount of $88,000 to Mr. Hughes. This note is unsecured and is payable on demand and bears interest at 10% per annum payable monthly in arrears. The Company is in default on this loan as of September 30, 2000 as the Company failed to make interest payments of $4,889 as of September 30, 2000.

NOTE 11:    RECLASSIFICATIONS

    Certain items in the income statements for the three and nine months ended September 30, 1999 have been reclassified to conform to current presentation. These items were expenses that had been included in cost of goods sold on the income statements for the three and nine months ended September 30, 1999, which have been reclassified in selling, general and administrative expenses. This reclassification had no effect on the loss from operations as previously reported for the three and nine months ended September 30, 1999.


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

RESULTS OF OPERATIONS

THIRD QUARTER OF 2000 COMPARED TO THE THIRD QUARTER OF 1999

     For the third quarter ended September 30, 2000, the Company had sales of $3,509,281 compared to sales of $5,183,632 for the third quarter ended September 30, 1999, a decrease of 32%.

     Costs of goods sold for the third quarter of 2000 was $4,169,882 or 119% of sales, compared to $4,968,287 or 96% of sales, in the third quarter of 1999.

     The increase in cost of goods sold, as a percentage of sales, was partially due to lower sales resulting in higher fixed costs as a percentage of sales. An inventory conducted after quarter end revealed a $660,000 adjustment that is included in cost of goods for the quarter. The inventory adjustment represented 19% of sales for the quarter.

     Selling, general and administrative expense for the third quarter of 2000 was $1,051,491, or 30% of sales, compared to
$1,078,423, or 21% of sales, in the third quarter of 1999.    The
increase in selling, general and administrative expense, as a percentage of sales, is due primarily to decreased sales and higher fixed costs as a percentage of sales.

     For the third quarter of 2000, interest expense was $551,433,
compared to $522,609 for the third quarter of 1999.   The increase
in interest expense is due to an increase in credit line financing.

     The net loss before extraordinary income was $2,263,525 in the third quarter of 2000 compared to a net loss before extraordinary income of $1,375,594 in the third quarter of 1999. The increase in the loss before extraordinary income was primarily due to an increase in cost of goods sold and selling, general and administrative expense, as a percentage of sales.

     No extraordinary income was reported for the third quarter of 2000. Extraordinary income of $2,758 in the third quarter of 1999 was the result of the January 1999 Financial Restructuring and the resulting discounts from settlements with unsecured creditors.

     Net loss after extraordinary income was $2,263,525 for the third quarter of 2000, compared with a net loss after extraordinary income of $1,372,836 in the third quarter of 1999. The increase in net loss was primarily caused by an increase in costs of goods sold and selling, general and administrative expense, as a percentage of sales.

     The Company had basic and diluted net loss before extraordinary loss of $0.05 per share in the third quarter of 2000 compared to a net loss of $0.06 per share in third quarter of 1999.


     FIRST NINE MONTHS OF 2000 COMPARED TO THE FIRST NINE MONTHS OF 1999

     For the first nine months ended September 30, 2000,  the
Company had sales of $11,995,713   compared to sales of $12,655,596
for the first nine months ended September 30, 1999, a decrease of 5%.

     In the first nine months of 2000, cost of goods sold was $13,418,696, or 112% of sales, compared to $10,963,520, or 87% of sales, in the first nine months of 1999. The increase in cost of goods sold, as percentage of sales, was primarily due to resin price increases and higher fixed costs.

     Selling, general and administrative expense for the first nine months of 2000 was $3,053,703, or 25% of sales, compared to $2,887,941, or 23% of sales, in the first nine months of 1999. The increase, as a percentage of sales, was primarily due to higher fixed and variable costs.

     For the first nine months of 2000, interest expense was
$1,637,331, compared to $1,354,713 for the  first nine months of
1999.   The increase in interest expense is due to an increase in
borrowings from the bank and notes to related party.

     The net loss before extraordinary income was $6,114,017 in the first nine months of 2000 compared to a net loss of $2,471,466
in the first nine months of 1999.   The increase in the loss before
extraordinary income was primarily due to an increase in cost of goods sold.

     No extraordinary income was reported for the first nine months of 2000. Extraordinary income of $1,920,465 in the first nine months of 1999 was the result of the January 1999 Financial
Restructuring and the resulting discounts from settlements with unsecured creditors.

     The net loss after extraordinary income was $6,114,017 for the first nine months of 2000, compared with a net loss of $551,001 in the first nine months of 1999. The loss was primarily due to an increase in cost of goods sold, as a percentage of sales, and no extraordinary income in the first nine months of 2000.

     The Company experienced losses in prior years resulting in operating loss carryforwards for federal and state income tax purposes. Due to the Company's past history, no benefit was recognized for net operating loss carryforwards because of the uncertainty of realization.

     The Company had basic and diluted net loss before extraordinary income of $0.15 per share in the first nine months of 2000 compared to a loss before extraordinary income of $0.11 per share in the first nine months of 1999. The Company has basic and diluted net loss after extraordinary income of $0.15 per share in the first nine months of 2000 compared to a net loss of $0.03 per share in the first nine months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Since its initial public offering in October 1990, the Company has generated funds to finance its activities through both public sales and private placements of its securities, as well as bank loans, equipment lease financing and cash from operations.

     Currently the Company does not have readily available sources of funds for working capital. In the third quarter of 2000, it borrowed additional funds and is currently in default on some of its borrowings and its equipment lease.

     The Company has retained the consulting firm of Dresner
Investment Services, Inc., to assist in evaluating various strategic alternatives available to the Company, including its possible sale or merger.

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

    The Company failed to make interest payments to DGJ totaling approximately $610,000 during the period of September 1999 through October 2000. As this has caused an event of default, as defined in the amended promissory note, DGJ is entitled to various rights and remedies under the amended promissory note and the Agreement, as defined below including, but not limited to, the right to declare all or any part of the unpaid principal amount of the amended promissory note outstanding to be due and payable. Since no formal agreement has been executed between the Company and DGJ to cure the event of default, this obligation has been reclassified as a current liability as of September 30, 2000. DGJ made additional advances to the Company totaling $1,802,000 during the period from September 1, 1999 through September 30, 2000.

    On August 19, 1999, the Company entered into a credit line agreement with a bank that provides it with $4,000,000 of financing secured by its accounts receivable, inventory and other certain assets. The loan facility bears interest at a rate of 1.5% above the bank's prime rate. At September 30, 2000, the balance outstanding under this agreement was $2,835,066. The loan is in default as of September 30, 2000, as the Company failed to meet certain financial covenants. The Company is currently under-collateralized in its obligation with the bank.

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

    The Company is in default on the equipment lease with DGJ as it failed to make lease payments of $102,000 per month for the months of September 1999 through September 2000, or $1,428,000 in total. As this has caused an event of default, as defined in the equipment lease, DGJ is entitled to various rights and remedies under the equipment lease and the Agreement including, but not limited to, the right to have any and all remaining sums under the lease become immediately due and payable and the right to repossess the leased equipment. Since no formal agreement has been executed between the Company and DGJ to cure the event of default, this obligation has been reclassified as a current liability as of September 30, 2000.

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

    As of September 30, 2000, 6,563,000 of the 7,500,000 warrant shares issued to management in connection with the January 1999
Financing were converted into Common Stock.

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

    In February 1999, the Company borrowed $218,665 from DGJ to purchase additional pieces of equipment. This loan bears interest at a rate of 10% per annum and has the same maturity as the Equipment Lease (Note 2).

     LIQUIDITY

     The Company's cash flow was enhanced by $2,162,838 from depreciation and amortization non-cash charges in the first nine months of 2000. Inventory and accounts receivable decreased by a total of $1,884,516 during the first nine months of 2000. The current asset ratio was 0.15:1 at September 30, 2000 and 0.26:1 at December 31, 1999. At September 30, 2000, total liabilities exceeded total assets resulting in a deficit equity of $3,085,492.

IMPACT OF INFLATION

     Inflation during the third quarter of 2000 did not have an impact on operating results.

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

     The Company has not experienced any difficulties with its financial and accounting systems as a result of Year 2000 compliance issues.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not required by the Company at this time.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Currently, the Company has no pending significant commercial legal proceedings with equipment lessors or trade suppliers.

     A notice of potential claim has been sent by a group of investors to both the Company and its insurance carrier. This notice alleges that the Company's former management made misrepresentations concerning registration rights attendant to the securities purchased by them pursuant to Regulation D, Rule 144A and Regulation S of the Securities Act of 1933, as amended. On October 28, 1999, the securities held by this group of investors were registered with the Securities and Exchange Commission. The Company believes that any disposition in connection with this potential claim will not have a material effect on its operations. Except as noted below, no further action has been taken by this group of investors as of September 30, 2000.

     On October 4, 1999, Professional Edge Fund, L.P. ("Pro Edge"), one of the group of investors described above, filed suit against the Company in the Court of Common Pleas of Philadelphia County Trial Division, Action No. 000147. Pro Edge also named as defendants C. Jill Beresford, the Company's former Vice President of Marketing, Dennis N. Caulfield, the Company's former Chief Executive Officer and former Chairman of the Board of Directors, and Newport Capital Partners in this matter. Pro Edge has alleged that the Company breached a contract in regards to the registration of shares it purchased in a private placement of the Company's shares in November 1997 and that the Company has been unjustly enriched based on the sale of these unregistered shares. Pro Edge sought damages in an amount of approximately $1,013,000, plus interest, costs and expenses of the lawsuit. On February 28, 2000, the Company was advised that this action was dismissed without prejudice based upon improper venue. As of June 16, 2000, Pro Edge re-filed suit against the Company in the United States District Court for the District of Massachusetts, Action #CV-10568-RWZ.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS


            1. On October 25, 1999, securities acquired by a group of investors pursuant to Regulation D and Rule 144A of the Securities Act of 1933, as amended, were registered with the Securities and Exchange
            Commission.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

             a)  On January 27, 1999 the Company issued a promissory
             note in the aggregate principal amount of $3,200,000 to DGJ (the "Note"). The Note matures at the latest on February 1, 2004, had an interest rate of 6% per annum payable monthly in arrears and is secured by all assets of the Company. As part of the new financing agreement obtained with a bank on August
             19, 1999, the Company entered into an amended loan agreement with DGJ (the "Amended Note"), which restated the Note and included $1,573,585, representing subsequent advances made to the Company, an equipment loan made in March 1999 and past due interest on obligations of the Company to DGJ. The Amended Note bears interest at 10% per annum. The addition to the Note is payable on demand. An intercreditor agreement with the bank providing credit line financing as of August 19, 1999, provides certain terms that must be met by the Company before DGJ can collect on its obligations. The Company failed to make interest payments to DGJ of $566,364 as of September 30, 2000 and $43,636 in October 2000, or $610,000 in total on its obligation. As this has caused an Event of Default, as defined in the Amended Note, DGJ is entitled to various rights and remedies under the Amended Note and the Agreement including, but not limited to, the right to declare all or any part of the unpaid principal amount of the Amended
             Note outstanding to be due and payable. Since no formal agreement has been executed between the Company and DGJ to cure the event of default, this obligation has been reclassified as a current liability as of September 30, 2000.

             b) The Company was in default on the equipment lease with DGJ as it failed to make lease payments of $102,000 per month for the months of September 1999
             through October 2000, or $1,428,000 in total.   As
             this has caused an Event of Default, as defined in the equipment lease, DGJ is entitled to various rights and remedies under the equipment lease and the Agreement including, but not limited to, the right to have any and all remaining sums under the lease become immediately due and payable and the right to repossess the leased equipment. Since no formal agreement has been executed between the Company and DGJ to cure the event of default, this obligation has been reclassified as a current liability as of September 30, 2000.
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS
          No matters were submitted to a vote of security holders during the third quarter period ended September 30, 2000.

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               a) The Company filed a report on Form 8-K on September 21, 2000 announcing the retention of Dresner
               Investment Services, Inc., as the exclusive financial advisor to the Company to assist in evaluating various strategic alternatives available to the Company, including its sale.

               b) The Company filed a report on Form 8-K on August 4, 2000 announcing the appointment of Ivan J. Hughes as Acting Chief Executive Officer.

               c) The Company filed a report on Form 8-K on July 19, 2000 announcing the retention of the consulting firm, Brent I. Kugman and Associates.






                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BPI PACKAGING TECHNOLOGIES, INC.


Date:     November 17, 2000  By:/s/Ivan J. Hughes
                                   Ivan J. Hughes
                              Acting Chief Executive Officer



                           By: /s/ James F. Koehlinger
                                   James F. Koehlinger
                              Chief Financial Officer and
                                   Treasurer